Form 10-Q
period 1996-03-31
ENDOVASCULAR TECHNOLOGIES INC
filed 1996-05-14
CIK 1005122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

            For the Transition Period from             to
                                           -----------    -----------

                         COMMISSION FILE NUMBER 0-27540


                         ENDOVASCULAR TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  DELAWARE                           94-3096794
          (State of Incorporation)      (I.R.S. Employer Identification No.)


                               1360 O'BRIEN DRIVE
                          MENLO PARK, CALIFORNIA 94025
                                  415-325-1600
     (Address, Zip Code and Telephone Number of Principal Executive Offices)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X  NO
                                     ---    ---


The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996 was: 8,291,563

       This document contains 20 pages and the Exhibit Index is on Page 19

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS




PART I.             FINANCIAL INFORMATION                                   PAGE
- -----------------------------------------                                   ----
   Item 1.          Financial Statements

                    Balance Sheets as of December 31, 1995 and
                    March 31, 1996                                           3

                    Statements of Operations for the Three Months Ended
                    March 31, 1995 and March 31, 1996                        4

                    Statements of Cash Flows for the Three Months Ended
                    March 31, 1995 and March 31, 1996                        5

                    Notes to Financial Statements                            6

                    Risk Factors                                             7

   Item 2.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     14



PART II. OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K                        17

   Signatures                                                               18

   Exhibit Index                                                            19

   Exhibit 11       Computation of Net Loss Per Share                       20

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                            December 31,      March 31,
                                                                                1995            1996
                                                                                ----            ----
                                                                                             (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                               $  2,203,937    $  2,887,018
    Available for sale securities                                              7,944,782      21,123,562
    Interest receivable                                                          154,768         229,522
    Accounts receivable                                                               --          97,000
    Prepaids and other                                                           434,082         507,793
    Notes receivable from employees                                              112,750         112,750
                                                                            ------------    ------------
        Total current assets                                                  10,850,319      24,957,645

Property and equipment, net                                                      819,921       1,096,691

Available for sale securities, non-current                                            --       4,932,680

Other assets                                                                      57,156          56,406
                                                                            ------------    ------------
        Total assets                                                        $ 11,727,396    $ 31,043,422
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of obligations under capital lease                      $     15,131    $         --
    Accounts payable                                                             146,388         266,662
    Accrued and other liabilities                                              1,304,383       1,627,294
                                                                            ------------    ------------
        Total current liabilities                                              1,465,902       1,893,956

Stockholders' Equity

    Convertible preferred stock, $0.00001 par value:
        Authorized:  40,000,000 shares at December 31, 1995; issued and outstanding: 5,118,265 at December 31; (liquidation value of
        $33,883,943 at December 31, 1995); converted at March 31, 1996                51              --

    Common stock, $0.00001 par value:
        Authorized:  35,000,000 shares at December 31, 1995 and March 31,
        1996; issued and outstanding: 1,160,869 and 8,291,563 at
        December 31, 1995 and March 31, 1996, respectively                            12              83


    Additional paid-in capital                                                34,375,515      56,012,378
    Unrealized loss on securities                                                     --         (89,794)
    Deferred compensation                                                       (109,242)       (102,415)
    Deficit accumulated during the development stage                         (24,004,842)    (26,670,786)
                                                                            ------------    ------------
        Total stockholders' equity                                            10,261,494      29,149,466
                                                                            ------------    ------------
        Total liabilities and stockholders' equity                          $ 11,727,396    $ 31,043,422
                                                                            ============    ============




                 See accompanying notes to financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  July 1, 1989          Quarter Ended March 31,
                                                 (Inception), to        -----------------------
                                                 March 31, 1996          1995              1996
                                                 --------------          ----              ----
Net sales                                         $    103,000       $        --       $   103,000
Cost of goods sold                                     117,040                --           117,040
                                                  ------------       -----------       -----------
     Gross margin                                      (14,040)               --           (14,040)

Operating costs and expenses
     Research and development                       24,541,113         2,014,936         2,458,652
     General and administrative                      3,995,927           280,906           431,569
                                                  ------------       -----------       -----------
          Total operating costs and expenses        28,537,040         2,295,842         2,890,221

          Loss from operations                     (28,551,080)       (2,295,842)       (2,904,261)

Interest income                                      1,880,294           234,472           238,317

                                                  ------------       -----------       -----------
Net loss                                          $(26,670,786)      $(2,061,370)      $(2,665,944)
                                                  ============       ===========       ===========
Net loss per common and equivalent share                             $     (0.33)      $     (0.35)
                                                                     ===========       ===========
Shares used in computing net loss per share                            6,276,087         7,660,677
                                                                     ===========       ===========





                 See accompanying notes to financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  July 1, 1989           Quarter Ended March 31,
                                                                                 (Inception), to         -----------------------
                                                                                 March 31, 1996          1995              1996
                                                                                 --------------          ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $(26,670,786)      $(2,061,370)      $ (2,665,944)

Adjustments to reconcile net loss to net cash used in operating activities -
     Depreciation and amortization                                                     729,127            54,038             64,352
     Amortization of deferred compensation                                               6,827                --              6,827
     Write-off of other assets                                                         386,611                --                 --
     Stock issued for services and patents                                              21,440                --                 --
     Changes in current assets and liabilities -
        Interest receivable                                                           (229,522)           66,749            (74,754)
        Accounts receivable                                                            (97,000)               --            (97,000)
        Prepaids and other                                                            (507,793)           36,282            (73,711)
        Note receivable from employees                                                (112,750)               --                 --
        Other assets                                                                   (57,156)               --                 --
        Accounts payable                                                               266,662           (67,532)           120,274
        Accrued and other liabilities                                                1,627,294           (36,991)           322,911
                                                                                  ------------       -----------       ------------
            Total adjustments                                                        2,033,740            52,546            268,899
                                                                                  ------------       -----------       ------------
            Net cash used in operating activities                                  (24,637,046)       (2,008,824)        (2,397,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of securities available for sale                                  (86,334,038)       (7,368,293)       (22,801,254)
        Sale/maturity of securities available for sale                              60,188,002        10,050,040          4,600,000
        Capitalized patent and organization costs                                     (385,925)               --                 --
        Purchases of property and equipment                                         (1,771,019)          (34,752)          (340,372)
                                                                                  ------------       -----------       ------------
        Net cash provided by (used in) investing activities                        (28,302,980)        2,646,995        (18,541,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of convertible notes                                        850,000                --                 --
        Repayment of capital lease obligations                                         (54,735)           (5,942)           (15,131)
        Proceeds from exercise of stock options                                        445,534               695             17,701
        Repurchase of common stock options                                              (6,865)               --                 --
        Proceeds from sale of preferred stock, net of issuance costs                32,874,175                --                 --
        Proceeds from sale of common stock, net of issuance costs                   21,718,935                --         21,619,182
                                                                                  ------------       -----------       ------------
        Net cash provided by (used in) financing activities                         55,827,044            (5,247)        21,621,752
                                                                                  ------------       -----------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,887,018           632,924            683,081

CASH AND CASH EQUIVALENTS, beginning of period                                              --         2,154,817          2,203,937
                                                                                  ------------       -----------       ------------
CASH AND CASH EQUIVALENTS, end of period                                          $  2,887,018       $ 2,787,741       $  2,887,018
                                                                                  ============       ===========       ============
SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS:
        Conversion of notes payable to preferred stock                            $    850,000       $        --       $         --
        Purchase of equipment under capital lease obligations                           54,692                --                 --
        Deferred compensation recorded relating to stock option grants                 109,242                --                 --
        Unrealized loss on securities                                                   89,794                --             89,794




                 See accompanying notes to financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Unaudited Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and have been prepared on substantially the same basis as the year end audited financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


     Cash and Cash Equivalents

     Cash and cash equivalents are stated at cost which approximates market, and consist of short-term, highly liquid investments with original maturities of less than three months.


     Available  for sale Securities

     Investments represent debt securities which are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses are recorded as a separate component of stockholders' equity until realized. Realized gains and losses on sales of all such securities, if any, are reported in earnings and computed using the specific identification method. Securities with original maturity dates of one year or longer are classified as non-current on the balance sheet.


     Public Offering

     On February 7, 1996, the Company completed an initial public offering of two million shares of its Common Stock at a purchase price of $12.00 per share. Net proceeds to the Company were $21.6 million, after deducting underwriting discounts, commissions, and offering expenses.


     Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Commission's Staff Accounting Bulletins, common and common equivalents (stock options and preferred stock) issued during the 12-month period prior to the initial public offering of the Company's common stock at prices below the initial public offering price of $12.00 per share have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method for stock options).

2.   RISK FACTORS

Early Stage of Clinical Trials; No Assurance of Safety and Efficacy

The Company's EGS systems for endovascular abdominal aortic aneurysm (AAA) repair are at an early stage of clinical testing. There can be no assurance that the Company's products will prove to be safe and effective in clinical trials or will ultimately be cleared for marketing by United States or foreign regulatory authorities. The Company does not expect to submit a PMA for any of its EGS systems for at least the next two years, and there can be no assurance that the Company will ever submit a PMA or that, if submitted, such PMA will be approved by the FDA. If the Tube or Bifurcated EGS systems do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize either system successfully, the Company's business, financial condition and results of operations will be materially adversely effected and cessation of the Company's business could occur.

In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. For example, in 35 of 81 successful Tube Endograft prosthesis implantations using a revised version of the original Tube EGS system, blood flow outside of the implant ("Perigraft Flow") was observed immediately following the procedure. Over time Perigraft Flow ceased in 17 of these patients, but continued in the remaining 18 patients, or 22% of the 81 patients. The clinical significance of Perigraft Flow is unknown. There can be no assurance that Perigraft Flow will not occur in future procedures using the Company's EGS systems or that the existence of Perigraft Flow will not have a material adverse effect on the safety and efficacy of the Tube or Bifurcated EGS systems or any follow-on devices and thereby prevent the Company from obtaining PMA approval from the FDA.

Attachment System Fractures; Suspension of Clinical Trials

In January 1995, the Company discovered fractures in the attachment system component of the Tube EndoGraft prosthesis during routine follow-up tests. Based on this discovery, the Company suspended its clinical trials worldwide. As of March 31, 1996, a total of [34] patients, representing approximately [37%] of 91 patients with the Tube EndoGraft prosthesis in place for more than six weeks, have experienced attachment system fractures. In five patients with fractures, the Tube EndoGraft prosthesis was removed and the AAA was treated by open surgery. Two patients with fractures have died for reasons unrelated to the attachment system fractures. The remaining patients are closely monitored by their physicians and the Company for fractures or the onset of adverse clinical consequences. The Company expects additional fractures to occur in these attachment systems. There can be no assurance that additional adverse clinical consequences will not occur in the future, which could result in the suspension of clinical trials or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

Following suspension of clinical trials in January 1995, the Company determined that the fractures were caused by metal fatigue resulting from higher than anticipated forces acting on the attachment systems. As a result, the Company has implemented a number of significant modifications to the attachment systems and subjected the redesigned attachment systems to accelerated fatigue testing. There can be no assurance, however, that the accelerated fatigue testing accurately simulates the actual forces present in the human body. In addition, there can be no assurance that fractures will not occur in the modified attachment systems, which may not be apparent for a substantial period of time, or that the Company will not experience additional problems with the modified attachment systems. Any future attachment system fractures that might occur could result in another suspension or termination of clinical trials, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Operating History; History of Losses; Substantial Additional Losses; Fluctuations in Operating Results

The Company has a limited history of operations. Since its inception in June 1989, the Company has been primarily engaged in research and development of the Tube and Bifurcated EGS systems. The Company has experienced significant operating losses since inception, and as of March 31, 1996, the Company's accumulated deficit was approximately $26.7 million. The Company will incur substantial additional losses until it can achieve significant commercial sales of its EGS systems which are dependent on a number of factors, including receipt of marketing approval. There can be no assurance that the Tube or Bifurcated EGS systems or any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, results of operations have varied and are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the results of clinical trials, the introduction and market acceptance of products by the Company or competitors, the results of regulatory and reimbursement actions, the timing of orders by distributors, the expenditures incurred in the research and development of new products, competitive pricing and the expansion of manufacturing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Government Regulation; Significant Time Before Submission of any PMA

The Company's EGS systems are subject to extensive regulation by the FDA and most foreign governments. The Company does not anticipate filing a PMA for the Tube or Bifurcated EGS systems until at least 1998 and does not anticipate receiving approval for at least one or two years after a PMA is accepted for filing, if at all. There can be no assurance as to when, or if, the Company will complete clinical trials of any of its EGS systems or that data from such trials, if completed, will be adequate to support approval of a PMA. See "-Early Stage of Clinical Trials; No Assurance of Safety and Efficacy" and "-Attachment System Fractures; Suspension of Clinical Trials." Furthermore, there can be no assurance that the Company will be able to obtain PMA approval on a timely basis, or at all, and delays in the receipt of or failure to receive such approvals would have a material adverse effect on the Company's business, financial condition and results of operations and could result in cessation of the Company's business.

Sales of EGS systems outside of the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. Countries in which the Company intends to market EGS systems may adopt regulations in the future that could prevent the Company from marketing its EGS systems in those countries. In addition, the Company may be required to spend significant amounts of capital in order to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of capital in order to obtain FDA and foreign regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its EGS systems in the United States or foreign countries.

Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company will also be required to adhere to applicable FDA regulations setting forth current Good Manufacturing Practices ("GMP") requirements, which include testing, control and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances.

Substantial Dependence on Limited Product Line

The Company anticipates that for the foreseeable future it will be substantially dependent on the successful development and commercialization of endovascular products for AAA repair. Failure of the Company to successfully develop and commercialize these products would have a material adverse effect on the Company's business, financial condition and results of operations.

No Assurance of Market Acceptance

There can be no assurance that the Tube or Bifurcated EGS systems will gain any significant degree of market acceptance among physicians, patients or health care payors, even if necessary regulatory and reimbursement approvals are obtained. The Company believes that recommendations by physicians and health care payors will be essential for market acceptance of the EGS systems, and there can be no assurance that any such recommendations will be obtained. Physicians will not recommend the Tube or Bifurcated EGS systems unless they conclude, based on clinical data and other factors, that the Tube and Bifurcated EGS systems represent an acceptable alternative to open AAA surgical repair. In particular, physicians may elect not to recommend the Tube or Bifurcated EGS procedure until such time, if ever, as successful resolution of the attachment fractures is established and the clinical significance of unresolved Perigraft Flow is better understood. Widespread use of the Company's EGS systems would require the training of numerous physicians, and the time required to complete such training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of the Company's EGS systems is established, physicians may elect not to use them for a number of reasons including unfavorable reimbursement from health care payors. Failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Substantial Additional Capital

The Company's development efforts have consumed substantial capital to date. Although the Company believes that the net proceeds from the Company's initial public offering in February 1996 will be sufficient to meet its capital requirements for at least the next fifteen months, the Company will require substantial additional financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of clinical trials; the timing and costs of filing future IDEs, PMAs and PMA supplements; the timing and costs required to receive both domestic and international governmental approvals; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; and the costs of developing marketing and distribution capabilities, if regulatory approvals are received. The Company will be required to seek substantial additional funds through debt or equity financing. Issuance of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Uncertainty Regarding Patents and Protection of Proprietary Technology

The Company holds a number of issued United States and foreign patents and has filed a number of United States and counterpart patent applications in other countries. There can be no assurance that the Company's United States and foreign issued patents or pending applications will offer any protection or that they will not be challenged, invalidated or circumvented. In addition, there can be no assurance that competitors will not obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

The Company typically enters into confidentiality and assignment agreements in connection with employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. In addition, patents issued and patent applications filed relating to medical devices are voluminous. Accordingly, there can be no assurance that current and potential competitors or other third parties have not or will not file applications for, or have not or will not receive, patents and will not obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company.

The Company has received letters from two medical device companies, Cook, Inc. ("Cook") and InnerDyne Medical, Inc. ("InnerDyne"). The Cook letter, dated July 9, 1993, suggested potential infringement of a Cook-owned patent by future commercial sale of the Company's attachment system component of the EndoGraft prosthesis. The Company has reviewed the Cook matter and the Company believes that no such infringement exists. The InnerDyne letter, dated November 2, 1994, proposed that the Company discuss licensing an InnerDyne-owned patent that InnerDyne believed to be pertinent to the Company's EVT Expandable Sheath. The Company has reviewed the InnerDyne matter and the Company believes that it is not necessary to enter into a licensing arrangement with InnerDyne. There can be no assurance, however, that the Company's products do not infringe upon the patent rights or other intellectual property rights of Cook, InnerDyne or other companies, that the Company will not be required to seek licenses from these or other companies or that these or other companies will not bring claims of infringement against the Company. Although patent and intellectual property disputes in the medical device industry have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Furthermore, any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management, even if the

Company ultimately prevails in such litigation. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

If any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available at all or on terms acceptable to the Company or that the Company could redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company.

Volatility of Stock Price

The market price for the Company's Common Stock has been subject to significant fluctuations and may be volatile in the future. The Company believes that factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers, partners, distributors, and suppliers, changes in analysts' estimates, regulatory developments, political and economic instability, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. The Company may be particularly vulnerable to fluctuations in the market price of its Common Stock given the substantial amount of time before it may achieve significant revenues from commercial sales of its products. In addition, in recent years the stock market in general, and the market for shares of small capitalization health care stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

Dependence on Key Suppliers; Limited Manufacturing Experience

The Company uses or relies on sole source suppliers for certain components and services used to manufacture its EGS systems. The Company utilizes materials supplied by third parties, including raw material manufactured by Dow Chemical Co. ("Dow Chemical") and DuPont, in its products. In recent years, in the wake of litigation surrounding silicone breast implants, both Dow Chemical and DuPont have ceased supplying chemical raw materials for use in implantable medical devices, including DuPont raw material used to produce the graft material utilized in the Company's EndoGraft prostheses. There can be no assurance that use of such graft material by the Company will not be restricted or that the Company will be able to obtain additional quantities of such graft material in the future. Moreover, the continued use by the Company of graft material based on chemical raw materials manufactured by DuPont could subject the Company to additional liability exposure. The Company believes that the cessation of the supply of components and materials for implantable medical devices may be addressed through legislative action. There can be no assurance that such legislative action will occur on a timely basis, if at all. The establishment of additional or replacement suppliers for certain of these components of raw materials cannot be accomplished quickly, particularly because of the time and effort required to obtain FDA approval to use materials from alternative suppliers. Although the Company routinely attempts to identify primary and alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition and results of operations.

The Company manufactures its products at its Menlo Park, California facility. The Company believes that this facility has sufficient capacity to meet the Company's anticipated manufacturing needs for at least the next 18 months. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in clinical trials. The manufacture of the Company's products is a complex and costly operation involving a number of separate processes and components. Certain manufacturing processes of the EGS systems are labor intensive and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. There can be no assurance that the Company will be able to achieve cost reductions in the manufacture of its products. The Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company receives PMA approval. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of qualified personnel. The Company has and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when and if such efforts are undertaken, and thereby materially and adversely affect the Company's business, financial condition and results of operations.

Limitations on Third-Party Reimbursement

In the United States, the Company's products will be purchased primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for the health care services provided to their patients. Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. However, under a new policy effective November 1, 1995, Medicare reimbursement is potentially available for the Tube and Bifurcated EGS systems and related services. There can be no assurance, however, that these devices and related services will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operations. Even if a device has received approval or clearance for marketing by the FDA, there can be no assurance that Medicare will cover the device and related services. Furthermore, Medicare may place certain restrictions on the circumstances in which coverage will be available. Limited or no coverage of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

Acute care hospitals are now generally reimbursed by Medicare for inpatient operating costs under a prospective payment system ("PPS"). Under PPS, acute care hospitals receive a prospectively determined payment amount for each covered inpatient based upon the Diagnosis-Related Group ("DRG") to which the patient is assigned, regardless of the actual cost of the services provided. The Health Care Financing Administration ("HCFA") has not made any decision concerning which DRG will be generally assigned to patients who undergo AAA diagnosis and endovascular repair procedures in which the Company's products are used, and there can be no assurance that the DRG to which such patients will be assigned will result in Medicare payment levels that are considered by hospitals to be adequate. Because the DRG system is also used by other government and private payors, HCFA's decision concerning the DRG assignment for these patients also may affect the amount of payment made by other payors.

Physician services are reimbursed by Medicare based on a physician fee schedule which has not been determined for AAA diagnosis and endovascular repair procedures in which the Company's products are used. There can be no assurance that the physicians fee schedule for endovascular AAA procedures using the Company's products will result in Medicare payment levels that physicians consider to be adequate. In addition, Medicare payment levels are used by many other third-party payors in addition to Medicare. Failure by hospitals and physicians to receive what they consider to be adequate reimbursement for AAA diagnosis and repair procedures in which the Company's products are used would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business-Government Regulation."

Competition

The Company expects that significant competition in the endovascular graft market will develop. There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company focusing on the development of endovascular technology. Many of these companies have vascular stents, as well as vascular graft and catheter technologies that may be applicable to endovascular repair. The Company may compete against a number of these companies including: Boston Scientific Corporation which recently announced the acquisition of MinTec; [Aneurex recently acquired by Medtronic; Corvita Corporation recently acquired by Pfizer Inc.; Johnson & Johnson; C.R. Bard, Inc.; and Cook, Inc. One or more of these or other companies could design and develop products that compete directly with the Company's products, in which case the Company would face intense competition. There can be no assurance that one or more of these or other companies will not develop technologies that are more effective or less costly than the Company's products, or that would otherwise render the Company's products and technology non-competitive or obsolete. Such competition could have a material, adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products could be rendered obsolete as a result of future innovations in AAA surgical techniques, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors in the market for endovascular grafting products are safety, efficacy, ease of delivery, reliability, innovation and price. The Company also believes that physician relationships and customer support are important competitive factors. There can be no assurance that the Company's competitive position will be maintained or that the Company will be first to market endovascular products for the treatment of AAA's in the United States.

Risk of Technological Obsolescence

The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, new surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use the Company's products. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products.

Risk of Federal Reform of Health Care

There are widespread efforts to control health care costs in the United States on the federal, state and local levels. For example, the U.S. Congress is currently considering various legislative proposals to reform the Medicare and Medicaid programs. Current proposals call for reductions in the annual updates for hospital PPS rates and physician reimbursement rates, reductions in the amount of added payments made to teaching hospitals and hospitals that serve a disproportionate share of low-income persons, increased incentives and opportunities for Medicare beneficiaries to obtain their benefits through managed care plans, and the establishment of a "block grant" program that would give states greater discretion in designing and administering state Medicaid programs. If enacted into law, any of these proposals could affect the amount of Medicare and Medicaid payment that is made to hospitals and physicians and, in turn, demand for the Company's products. Lower demand for the Company's products resulting from federal healthcare reform could have a material adverse effect on the Company's business, financial condition and results of operations.

Lack of Sales and Marketing Experience; Planned Dependence on International Distributors

The Company currently has a small sales and marketing force and has no experience in marketing and selling its EGS systems. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel. The Company plans to rely on distributors for substantially all of its international sales. Any foreign sales by the Company may be subject to certain risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations. The loss of major international distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability and Availability of Insurance

The clinical use and sale of the Company's products involve significant risk of product liability claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms or at all. There can be no assurance that a product liability claim will not be brought against the Company either for injuries occurring in the past or in the future, including, but not limited to, injuries due to fractures in the attachment system of the Tube EndoGraft prosthesis. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "-Attachment System Fractures."

Dependence on Key Personnel

The Company's future business and operating results depend in significant part upon the continued contributions of its key technical personnel and senior management, many of whom would be difficult to replace. None of such persons is subject to a noncompetition agreement. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition and results of operations.

Control by Officers, Directors and Principal Stockholders; Rights Held by Corporate Partner

The Company's officers, directors and principal stockholders beneficially own approximately 64% of the Company's Common Stock (assuming exercise of immediately exercisable options held by such directors and officers). As a result, such persons may have the ability effectively to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company. By mutual agreement between the Company and St. Jude Medical, Inc. ("St. Jude") in connection with a $12 million equity investment by St. Jude in the Company, until August 15, 1996 unless earlier terminated (the "Standstill Period"), the Company may not solicit, engage in discussions with or furnish materials to any third party other than St. Jude regarding certain fundamental corporate transactions, including those involving a merger, sale of the Company or other change in control. During the Standstill Period, the Company must negotiate in good faith with St. Jude if St. Jude submits a bona fide offer to acquire the Company. If St. Jude submits a bona fide offer before the expiration of the Standstill Period, then, during the following twelve months, the Company must notify St. Jude if it negotiates with any third party to acquire the Company and consider in good faith a bona fide offer from St. Jude. The rights held by St. Jude will effectively preclude any such corporate transaction during the Standstill Period unless St. Jude agrees to waive such rights.

Anti-takeover Effects of Certain Charter Provisions and Delaware Law

Under the Company's Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of and the voting or other rights of the holders of the Common Stock. The Company has no present plans to issue shares of Preferred Stock. In addition, the Company's Certificate of Incorporation provides for a classified Board of Directors such that approximately only one-third of the members of the Board are elected at each annual meeting of stockholders. Classified Boards may have the effect of delaying, deferring or discouraging changes in control of the Company. Further, certain provisions of the Company's Bylaws and of Delaware law could discourage, delay or prevent a merger, tender offer or proxy contest involving the Company.

Absence of Dividends

The Company has never paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors".


OVERVIEW

Since its inception in June 1989, the Company has been engaged in the research and development of the Tube and Bifurcated EGS systems and related technology for the endovascular repair of abdominal aortic aneurysms (AAA's). To date, the Company has generated no significant revenues and has been unprofitable since inception. For the period from incorporation to March 31, 1996, the Company has an accumulated deficit of approximately $26.7 million. The Company does not expect to generate significant revenues from sales of its products for the foreseeable future and will continue to incur substantial losses for the next several years. Furthermore, the Company expects its expenses in all categories to increase as its clinical trials and other business activities expand.

The research, manufacture, sale and distribution of medical devices such as the EGS systems are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. The Company believes that FDA approval of a PMA application is required before any EGS system can be marketed in the United States. Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information. Many foreign governments and the European Union also have review processes for medical devices.

The Company commenced clinical trials of its original Tube EGS system in February 1993 and its Bifurcated EGS system in September 1994. Following suspension of all clinical trials in January 1995 due to attachment system fractures and after receiving FDA clearance to reinitiate clinical trials, the Company re-initiated Phase II clinical trials of the Tube EGS system in November 1995 and re-initiated Phase I clinical trials of the Bifurcated EGS system in December 1995. As of May 6, 1996, a total of 24 procedures have been performed under the re-initiated Phase II trials and a total of 18 procedures have been performed under the re-initiated Phase I trials.] Substantial additional clinical testing of the Tube and Bifurcated EGS systems is required and the Company does not believe it will be able to complete clinical trials of, obtain regulatory approval for and begin commercial sales of its EGS systems in the United States before mid-1999, if ever.

In June 1995, the Company became ISO9001/EN46001 certified and plans to seek a CE mark to allow for marketing and distribution of its products in the European Union. The Company anticipates that a substantial portion of its net product sales over the next several years will be derived from international sales through its distributor network. Any such international sales will be subject to a number of risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations.

There can be no assurance that the Company's research and development efforts will be successfully completed. Given that clinical testing is at an early stage, there can be no assurance the EGS systems will be shown to be safe and effective. Accordingly, the Company is unable to predict the likelihood that its products will be approved for marketing by the FDA or any foreign government agency, and there can be no assurance that the Company will ever achieve either significant revenues from sales of its EGS systems or ever achieve profitable operations.

Results of operations will fluctuate significantly from quarter to quarter and will depend upon, among other factors: actions relating to foreign and domestic regulatory and reimbursement matters; the extent to which the Company's products gain market acceptance; the rate at which the Company establishes its international distributor network; the progress of clinical trials; and introduction of competing products or alternative treatments for AAA.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and March 31, 1995

In 1996, the Company began recognizing revenue on sales of devices used in clinical trials. During the three month period ended March 31, 1996, the Company recognized $103,000 in sales, comprised primarily of sales of the Tube EGS System made to clinical centers in the United States.

Negative gross margin for the three month period ended March 31, 1996 was approximately $14,000. Cost of goods sold currently exceeds sales due to the early stage of manufacturing. The Company expects negative gross margin to continue during 1996. Positive gross margin may be achieved if manufacturing volume significantly increases in the future.

Research and development expenses include research, development, clinical and regulatory expenses and certain manufacturing expenses. Research and development for the three month period ended March 31, 1996 increased to approximately $2,459,000 from approximately $2,015,000 for the comparable three month period in 1995. The increase in spending was due primarily to an increase in personnel, with the balance due to increases in materials and clinical costs related to the re-initiation of clinical trials.

General and administrative expenses increased to approximately $432,000 during the three month period ended March 31, 1996 from approximately $281,000 for the comparable three month period in 1995. The increase in spending was due primarily to an increase in personnel, as well as to increases in expenses associated with being a public company.

Interest income for the three month period ended March 31, 1996 was approximately $238,000 as compared to approximately $234,000 for the comparable period in 1995. Interest income for the two periods remained relatively the same due to lower yields on a modestly higher average cash balance during the three months ended March 31, 1996, as compared to the same period in 1995.

The net loss of approximately $2,666,000 for the three months ended March 31, 1996 was greater than the loss of approximately $2,061,000 for the comparable period in 1995 due primarily to the increase in research and development spending.

The Company has not paid income taxes since inception due its cumulative operating losses.


LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed an initial public offering of two million shares of Common Stock with net proceeds to the Company of approximately $21.6 million after deducting the underwriters discount, commissions and offering expenses. Cash, cash equivalents and available for sale securities were approximately $28.9 million at March 31, 1996. Prior to its initial public offering, the Company had financed its operations since inception through private sales of capital stock and interest income on proceeds from such financings.

Cash used to fund operating activities since inception was approximately $24.6 million through March 31, 1996. Cash used in operating activities for the three months ended March 31, 1996 increased to approximately $2,397,000 from approximately $2,009,000 for the comparable period in 1995, reflecting increasing net losses principally related to increased research and development expenditures offset, in part, by increases in liabilities.

The Company's capital expenditures since incorporation totaled approximately $1,771,000 through March 31, 1996. Cash used for purchases of property and equipment in the three month period ended March 31, 1996 was approximately $340,000, as compared to approximately $35,000 for the same period in 1995. The increase was due primarily to a facilities expansion begun in the first quarter of 1996.

The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing costs, the establishment of a sales and marketing organization and ongoing administrative activities. The Company anticipates that the proceeds of the initial public offering and interest thereon, together with the pre-existing cash and cash equivalents and available for sale securities, will be sufficient to fund its operations and planned new product development, including increased working capital expenditures, through at least the next 15 months.

The Company's cash requirements may vary materially from those now planned because of results of research, development, and clinical testing, the development of regulatory submissions and the FDA regulatory process, the development of commercial-scale manufacturing capability, the development of sales, distribution and marketing capabilities, and other factors. The Company will be required to seek additional funds through debt or equity financing. Issuance of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding.

PART II    OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          See Exhibits incorporated by reference on Page 19
          See Exhibit 11 on Page 20

     b)   Reports on form 8-K

          There were no reports filed of Form 8-K during the quarterly period ended March 31, 1996.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ENDOVASCULAR TECHNOLOGIES, INC.
                                  (Registrant)




Date:     May 13, 1996                        /s/ W. James Fitzsimmons
       ------------------                  -----------------------------
                                                W. James Fitzsimmons
                                                   President and
                                              Chief Executive Officer
                                           (Principal Executive Officer)




Date:     May 13, 1996                          /s/ G. Bradley Cole
       ------------------                  -----------------------------
                                                  G. Bradley Cole
                                            Vice President, Finance and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  EXHIBIT INDEX



EXHIBIT NO.      DESCRIPTION                                                      PAGE NO.
    *3.1     -   Form of Restated Certificate of Incorporation to be filed upon the closing of the offering made pursuant to this Registration
                 Statement.

    *3.2     -   Bylaws of the Company to be effective upon the closing of the offering made pursuant to this Registration Statement.

    *4.1     -   Reference is made to Exhibits 3.1 and  3.2.

    *4.2     -   Specimen Common Stock certificate.

    *4.3     -   Fourth Amended and Restated Investor Rights Agreement, dated
                 August 15, 1994, among the Company and the investors and the founders named therein.

   *10.1     -   Form of Indemnification Agreement.

   *10.2     -   Series C Preferred Stock Purchase Agreement, dated July 16,
                 1993, as amended, among the Company and the investors named therein.

   *10.3     -   Series D Preferred Stock Purchase Agreement, dated August 15,
                 1994, as amended, among the Company and the investors named therein.

   *10.4     -   1989 Stock Option Plan.

   *10.5     -   1995 Stock Option Plan.

   *10.6     -   Employee Stock Purchase Plan.

   *10.7     -   1996 Incentive Compensation Plan.

   *10.8     -   Employment agreement between the Company and W. James
                 Fitzsimmons.

   *10.9     -   Employment agreement between the Company and Victor M.
                 Bernhard.

  *10.10     -   Note Secured by Second Deed of Trust and Note Secured by Stock
                 Pledge Agreement between the Company and W. James Fitzsimmons dated September 22, 1992.

  *10.11     -   Stock Pledge Agreements dated January 7, 1994, December 10,
                 1995 and December 13, 1995 between the Company and W. James
                 Fitzsimmons.

 **10.12     -   Lease by and between Menlo Business Park and Patrician
                 Associates, Inc. and the Company, as amended by First Amendment to Lease Agreement, dated February 26, 1996.

 **10.13     -   Employment agreement between the Company and Ronald R.
                 Giannotti.

    11.0     -   Computation of Loss Per Share                                       20


       * Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 33-80557) declared effective by the Commission on February 6, 1996

      ** Incorporated by reference from an exhibit to the Company Annual Report on Form 10-K filed with the Commission on March 29, 1996