Form 10-Q/A
period 1996-03-31
ENDOVASCULAR TECHNOLOGIES INC
filed 1996-07-09
CIK 1005122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-Q / A



 X         AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- ---        THE SECURITIES EXCHANGE ACT OF 1934


           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---        EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________

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


        This document contains 5 pages and the Exhibit Index is on Page 4

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS


PART I.              FINANCIAL INFORMATION                                  PAGE


+Item 1.             Financial Statements

                     Balance Sheets as of December 31, 1995 and
                     March 31, 1996

                     Statements of Operations for the Three Months Ended March 31, 1995 and March 31, 1996

                     Statements of Cash Flows for the Three Months Ended March 31, 1995 and March 31, 1996

                     Notes to Financial Statements

                     Risk Factors

+Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION


+Item 6.             Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

+Exhibit 11          Computation of Loss Per Share


Exhibit 27           Financial Data Schedule                                   5





+Previously filed with Form 10-Q on May 15,1996

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registrant's report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                         ENDOVASCULAR TECHNOLOGIES, INC.
                         -------------------------------
                                  (Registrant)

Date:  July 1, 1996                   /s/ W. James Fitzsimmons
                                    ------------------------------
                                          W. James Fitzsimmons
                                              President and
                                         Chief Executive Officer
                                      (Principal Executive Officer)



Date: June 28, 1996                      /s/ G. Bradley Cole
                                    ------------------------------
                                            G. Bradley Cole
                                      Vice President, Finance and
                                        Chief Financial Officer
                              (Principal Financial and Accounting Officer)

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

**10.13        - Employment agreement between the Company and Ronald R.
                 Giannotti.

+11.0           - Computation of Loss Per Share

27.0           - Financial Data Schedule                                            5


                * Incorporated by reference from an exhibit to the Company's
                  Registration Statement on Form S-1, as amended, (File No. 33-80557) declared effective by the Commission on February 6, 1996

               ** Incorporated by reference from an exhibit to the Company
                  Annual Report on Form 10-K filed with the Commission on March 29, 1996


               +  Previously Filed with Form 10-Q on May 15, 1996