Form 10-Q
period 1996-06-30
ENDOVASCULAR TECHNOLOGIES INC
filed 1996-08-13
CIK 1005122

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
- ---  EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                       OR

- --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            YES    X         NO
                                -------         -------

   The number of shares outstanding of each of the issuer's classes of common stock as of August 8, 1996 was:  8,339,171


      This document contains 21 pages and the Exhibit Index is on Page 20

                        ENDOVASCULAR TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                   PAGE
- -------         ---------------------                                   ----
 Item 1.        Financial Statements
                Condensed Balance Sheets as of December 31, 1995 and
                June 30, 1996                                              3

                Condensed Statements of Operations for the Three and
                Six Month Periods Ended June 30, 1995 and June 31, 1996    4

                Condensed Statements of Cash Flows for the Six Months
                Ended June 30, 1995 and June 30, 1996                      5

                Notes to Condensed Financial Statements                    6

                Risk Factors                                               7


 Item 2.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       14


PART II.        OTHER INFORMATION
- --------        -----------------

 Item 6.        Exhibits and Reports on Form 8-K                          17

 Signatures                                                               18

 Exhibit Index                                                            19

 Exhibit 11     Computation of Net Loss Per Share                         20


                        ENDOVASCULAR TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS



                                                  December 31,       June 30,
                                                      1995             1996
                                                  ------------     ------------
ASSETS
Current Assets
    Cash and cash equivalents                     $  2,203,937     $  3,039,493
    Available for sale securities                    7,944,782       16,886,690
    Interest receivable                                154,768          318,820
    Accounts receivable                                     --          242,500
    Prepaids and other                                 434,082          529,247
    Notes receivable from employees                    112,750          112,750
                                                  ------------     ------------
        Total current assets                        10,850,319       21,129,500
                                                  ------------     ------------
Property and equipment, net                            819,921        1,635,386
Available for sale securities, non-current                  --        5,144,119
Other assets                                            57,156           75,861
                                                  ------------     ------------
        Total assets                              $ 11,727,396     $ 27,984,866
                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of obligations under
        capital lease                             $     15,131     $         --
    Accounts payable                                   146,388          388,781
    Accrued and other liabilities                    1,304,383        1,651,199
                                                  ------------     ------------
        Total current liabilities                    1,465,902        2,039,980
                                                  ------------     ------------
Stockholders' Equity
    Convertible preferred stock, $0.00001 par
        value: 40,000,000 shares authorized;
        5,118,265 issued and outstanding at
        December 31, 1995;  5,000,000 authorized
        at June 30, 1996                                    51               --
    Common stock, $0.00001 par value:
        Authorized:  35,000,000 and 30,000,000
        shares at December 31, 1995 and
        June 30, 1996, respectively; issued and
        outstanding: 1,160,869 and 8,314,399,
        respectively                                        12               83
    Additional paid-in capital                      34,375,515       56,026,389
    Unrealized loss on securities                           --          (89,275)
    Deferred compensation                             (109,242)         (95,588)
    Deficit accumulated during the
        development stage                          (24,004,842)     (29,896,723)
                                                  ------------     ------------
        Total stockholders' equity                  10,261,494       25,944,886
        Total liabilities and stockholders'
        equity                                    $ 11,727,396     $ 27,984,866
                                                  ============     ============



                 See accompanying notes to financial statements

                        ENDOVASCULAR TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS



                                 July 1, 1989      Three Months Ended June 30,     Six Months Ended June 30,
                                (Inception), to    ---------------------------    --------------------------
                                 June 30, 1996         1995           1996           1995            1996
                                ---------------    ------------  --------------   ----------     -----------
Net product sales                $    355,500       $    --        $   252,500     $    --       $   355,500
Cost of goods sold                    432,087            --            315,047          --           432,087
                                 ------------       -----------    -----------     ----------    -----------
    Gross margin (deficit)            (76,587)           --            (62,547)         --           (76,587)
                                 ------------       -----------    -----------     ----------    -----------
Operating costs and expenses
    Research and development       27,369,764         1,645,187      2,828,651      3,660,123      5,287,303
    General and administrative      4,692,751           254,380        696,824        535,286      1,128,393
                                 ------------       -----------    -----------     ----------    -----------
        Total operating costs
          and expenses             32,062,515         1,899,567      3,525,475      4,195,409      6,415,696
                                 ------------       -----------    -----------    -----------    -----------
        Loss from operations      (32,139,102)       (1,899,567)    (3,588,022)    (4,195,409)    (6,492,283)
Interest income                     2,242,379           224,836        362,085        459,308        600,402
                                 ------------       -----------    -----------    -----------    -----------
Net loss                         $(29,896,723)      $(1,674,731)   $(3,225,937)   $(3,736,101)   $(5,891,881)
                                 ============       ===========    ============   ===========    ===========
Net loss per common and
  equivalent share                                  $     (0.27)   $     (0.38)   $     (0.60)   $     (0.73)
                                                    ===========    ===========    ===========    ===========
Shares used in computing
  net loss per share                                  6,253,813      8,465,573      6,254,646      8,052,827







                 See accompanying notes to financial statements

                        ENDOVASCULAR TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS





                                                       July 1, 1989
                                                      (Inception), to         Six Months Ended June 30,
                                                       June 30, 1996           1995               1996
                                                      ---------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(29,896,723)        $(3,736,101)      $(5,891,881)
Adjustments to reconcile net loss to net cash
  used in operating activities -
    Depreciation and amortization                           809,971             108,724           145,196
    Amortization of deferred compensation                    13,654               --               13,654
    Write-off of other assets                               386,611               --                --
    Stock issued for services and patents                    21,440               --                --
    Changes in current assets and liabilities -
        Interest receivable                                (318,820)             22,758          (164,052)
        Accounts receivable                                (242,500)              --             (242,500)
        Prepaids and other                                 (529,247)             58,375           (95,165)
        Note receivable from employees                     (112,750)            100,000              --
        Other assets                                        (77,361)              --               (20,205)
        Accounts payable                                    388,781             (22,899)           242,393
        Accrued and other liabilities                     1,651,199            (193,031)           346,816
                                                       ------------         -----------       ------------
            Total adjustments                             1,990,978              73,927            226,137
                                                       ------------         -----------       ------------
            Net cash used in operating
              activities                                (27,905,745)         (3,662,174)        (5,665,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of securities available
          for sale                                      (91,419,231)        (17,098,832)       (27,886,447)
        Sale/maturity of securities available
          for sale                                       69,299,147          20,550,398         13,711,145
        Capitalized patent and organization costs          (385,925)              --                 --
        Purchases of property and equipment              (2,389,808)            (57,177)          (959,161)
                                                       ------------         -----------       ------------
        Net cash provided by (used in)
          investing activities                          (24,895,817)          3,394,389        (15,134,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from sale of convertible notes             850,000               --                 --
        Repayment of capital lease obligations              (54,735)            (12,078)           (15,131)
        Proceeds from exercise of stock options             484,039               1,711             56,206
        Repurchase of common stock                           (6,865)             (2,634)             --
        Proceeds from sale of preferred stock,
          net of issuance costs                          32,874,175               --                 --
        Proceeds from sale of common stock,
          net of issuance costs                          21,694,441               --            21,594,688
                                                       ------------         -----------       ------------
        Net cash provided by (used in)
          financing activities                           55,841,055             (13,001)        21,635,763
                                                       ------------         -----------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 3,039,493            (280,786)           835,556

CASH AND CASH EQUIVALENTS, beginning of period                --              2,154,817          2,203,937

CASH AND CASH EQUIVALENTS, end of period               $  3,039,493         $ 1,874,031       $  3,039,493
                                                       ============         ===========       ============

SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS:
        Conversion of notes payable to
          preferred stock                             $     850,000        $      --          $      --
        Purchase of equipment under capital
          lease obligations                                  54,692               --                 --




                 See accompanying notes to financial statements

                        ENDOVASCULAR TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Financial Information

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and have been prepared on substantially the same basis as the year end audited financial statements. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


Cash and Cash Equivalents

Cash and cash equivalents are stated at cost which approximates market, and consist of short-term, highly liquid investments with maturities of less than three months.


Available for Sale Securities

Investments represent debt securities which are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses are recorded as a separate component of stockholders' equity until realized. Realized gains and losses on sales of all such securities, if any, are reported in earnings and computed using the specific identification method. Securities with maturity dates of one year or longer are classified as non-current on the balance sheet.

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

Attachment System Fractures; Suspension of Clinical Trials

In January 1995, the Company discovered fractures in the attachment system component of the Tube EndoGraft prosthesis during routine follow-up tests. Based on this discovery, the Company suspended its clinical trials worldwide. As August 8, 1996, a total of 35 patients, representing approximately 38% of 91 patients with the Tube EndoGraft prosthesis in place for more than six weeks, have experienced attachment system fractures. In six patients with fractures, the Tube EndoGraft prosthesis was removed and the AAA was treated by open surgery. Two patients with fractures have died for reasons unrelated to the attachment system fractures. The remaining patients are closely monitored by their physicians and the Company for fractures or the onset of adverse clinical consequences. The Company expects additional fractures to occur in these attachment systems. There can be no assurance that additional adverse clinical consequences will not occur in the future, which could result in the suspension of clinical trials or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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

Limited Operating History; History of Losses; Substantial Additional Losses; Fluctuations in Operating Results

The Company has a limited history of operations. Since its inception in June 1989, the Company has been primarily engaged in research and development of the Tube and Bifurcated EGS systems. The Company has experienced significant operating losses since inception, and as of June 30, 1996, the Company's accumulated deficit was approximately $30 million. The Company will incur substantial additional losses until it can achieve significant commercial sales of its EGS systems which are dependent on a number of factors, including receipt of marketing approval. There can be no assurance that the Tube or Bifurcated EGS systems or any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, results of operations have varied and are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the results of clinical trials, the introduction and market acceptance of products by the Company or competitors, the results of regulatory and reimbursement actions, the timing of orders by distributors, the expenditures incurred in the research and development of new products, competitive pricing and the expansion of manufacturing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Government Regulation; Significant Time Before Submission of any PMA

The Company's EGS systems are subject to extensive regulation by the FDA and most foreign governments. The Company does not anticipate filing a PMA for the Tube or Bifurcated EGS systems until at least 1998 and does not anticipate receiving approval for at least one or two years after a PMA is accepted for filing, if at all. There can be no assurance as to when, or if, the Company will complete clinical trials of any of its EGS systems or that data from such trials, if completed, will be adequate to support approval of a PMA. See "--Early Stage of Clinical Trials; No Assurance of Safety and Efficacy" and "--Attachment System Fractures; Suspension of Clinical Trials." Furthermore, there can be no assurance that the Company will be able to obtain PMA approval on a timely basis, or at all, and delays in the receipt of or failure to receive such approvals would have a material adverse effect on the Company's business, financial condition and results of operations and could result in cessation of the Company's business.

Sales of EGS systems outside of the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. Countries in which the Company intends to market EGS systems may adopt regulations in the future that could prevent the Company from marketing its EGS systems in those countries. In addition, the Company may be required to spend significant amounts of capital in order to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of capital in order to obtain FDA and foreign regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its EGS systems in the United States or foreign countries. In May of 1996, the Company received marketing approval in Australia and is pursuing a controlled product release to a limited number of medical centers in that country.

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

Need for Substantial Additional Capital

The Company's development efforts have consumed substantial capital to date. Although the Company believes that the net proceeds from the Company's initial public offering in February 1996 will be sufficient to meet its capital requirements for at least the next twelve months, the Company will require substantial additional financing. The Company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of clinical trials; the timing and costs of filing future IDEs, PMAs and PMA supplements; the timing and costs required to receive both domestic and international governmental approvals; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; and the costs of developing marketing and distribution capabilities, if regulatory approvals are received. The Company will be required to seek substantial additional funds through debt or equity financing. Issuance of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Volatility of Stock Price

The market price for the Company's Common Stock has been subject to significant fluctuations and may be volatile in the future. The Company believes that factors such as announcements of developments related to the Company's business, announcements of clinical results, regulatory approvals, technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers, partners, distributors, and suppliers, changes in analysts' estimates, regulatory developments, political and economic instability, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. The Company may be particularly vulnerable to fluctuations in the market price of its Common Stock given the substantial amount of time before it may achieve significant revenues from commercial sales of its products. In addition, in recent years the stock market in general, and the market for shares of small capitalization health care stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

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

The Company manufactures its products at its Menlo Park, California facility. The Company believes that this facility has sufficient capacity to meet the Company's anticipated manufacturing needs for at least the next 15 months. To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in clinical trials. The manufacture of the Company's products is a complex and costly operation involving a number of separate processes and components. Certain manufacturing processes of the EGS systems are labor intensive and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. There can be no assurance that the Company will be able to achieve cost reductions in the manufacture of its products. The Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company receives PMA approval. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of qualified personnel. The Company has and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when and if such efforts are undertaken, and thereby materially and adversely affect the Company's business, financial condition and results of operations.

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

Physician services are reimbursed by Medicare based on a physician fee schedule which has not been determined for AAA diagnosis and endovascular repair procedures in which the Company's products are used. There can be no assurance that the physicians fee schedule for endovascular AAA procedures using the Company's products will result in Medicare payment levels that physicians consider to be adequate. In addition, Medicare payment levels are used by many other third-party payors in addition to Medicare. Failure by hospitals and physicians to receive what they consider to be adequate reimbursement for AAA diagnosis and repair procedures in which the Company's products are used would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Government Regulation."

Competition

The Company expects that significant competition in the endovascular graft market will develop. There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company focusing on the development of endovascular technology. Many of these companies have vascular stents, as well as vascular graft and catheter technologies that may be applicable to endovascular repair. The Company may compete against a number of these companies including: Boston Scientific Corporation which recently acquired MinTec; Medtronic which recently acquired AneuRx; Pfizer Inc. which recently acquired Corvita Corporation.; Johnson & Johnson; C.R. Bard, Inc.; and Cook, Inc. One or more of these or other companies could design and develop products that compete directly with the Company's products, in which case the Company would face intense competition. There can be no assurance that one or more of these or other companies will not develop technologies that are more effective or less costly than the Company's products, or that would otherwise render the Company's products and technology non-competitive or obsolete. Such competition could have a material, adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products could be rendered obsolete as a result of future innovations in AAA surgical techniques, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Lack of Sales and Marketing Experience; Planned Dependence on International Distributors

The Company currently has a small sales and marketing function and has no experience in marketing and selling its EGS systems. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel. The Company plans to rely on distributors for substantially all of its international sales. Any foreign sales by the Company may be subject to certain risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations. The loss of major international distributors could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability and Availability of Insurance

The clinical use and sale of the Company's products involve significant risk of product liability claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms or at all. There can be no assurance that a product liability claim will not be brought against the Company either for injuries occurring in the past or in the future, including, but not limited to, injuries due to fractures in the attachment system of the Tube EndoGraft prosthesis. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Attachment System Fractures."

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


OVERVIEW

Since its inception in June 1989, the Company has been engaged in the research and development of the Tube and Bifurcated EGS systems and related technology for the endovascular repair of abdominal aortic aneurysms (AAA's). To date, the Company has generated no significant revenues and has been unprofitable since inception. For the period from incorporation to June 30, 1996, the Company has an accumulated deficit of approximately $29.9 million. The Company does not expect to generate significant revenues from sales of its products for the foreseeable future and will continue to incur substantial losses for the next several years. Furthermore, the Company expects its expenses in all categories to increase as its clinical trials and other business activities expand.

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

The Company commenced clinical trials of its original Tube EGS system in February 1993 and its Bifurcated EGS system in September 1994. Following suspension of all clinical trials in January 1995 due to attachment system fractures and after receiving FDA clearance to reinitiate clinical trials, the Company re-initiated Phase II clinical trials of the Tube EGS system in November 1995 and re-initiated Phase I clinical trials of the Bifurcated EGS system in December 1995. Since re-initiating clinical trials, a total of 58 procedures have been performed in the U.S. Phase II clinical trial of the Tube EGS system and 18 procedures have been performed using the Tube EGS system as of August 8, 1996. A total of 37 procedures have been performed under the re-initiated Phase I clinical trial of the Bifurcated EGS system as of August 8, 1996.

The Company completed the U.S. Phase I clinical trial of its Bifurcated EGS system during the second quarter and in August received FDA approval to initiate a Phase II clinical trial of the Bifurcated EGS system. The Phase I study involved 24 patients treated at five U.S. and two international investigative sites. Substantial additional clinical testing of the Tube and Bifurcated EGS systems is required and the Company does not believe it will be able to complete clinical trials of, obtain regulatory approval for and begin commercial sales of its EGS systems in the United States before mid-1999, if ever.

In June 1995, the Company became ISO9001/EN46001 certified and plans to seek a CE mark to allow for marketing and distribution of its products in the European Union. In May of 1996, the Company received marketing approval in Australia and is pursuing a controlled product release to a limited number of medical centers in that country. The Company anticipates that a substantial portion of its net product sales over the next several years will be derived from international sales through its distributor network. Any such international sales will be subject to a number of risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations.

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

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 1996 and June 30, 1995

In 1996, the Company began recognizing revenue on sales of its products used in clinical trials. During the three month period ended June 30, 1996, the Company recognized $252,500 in sales, 35% of which were international sales. During the six month period ended June 30, 1996, the Company recognized $355,500 in sales, 26% of which were international sales. The international sales price to distributors may increase if marketing approval is achieved, but currently is approximately 55% of the U.S. price. For both the three month and six month periods, sales from the Tube EGS system accounted for approximately 65% of total sales, with the balance of product sales coming from the Bifurcated EGS system.

Negative gross margin for the three month period ended June 30, 1996 was approximately $63,000, or 25% of product sales. Negative gross margin for the six month period ended June 30, 1996 was approximately $77,000, or 22% of product sales. The lower margins for the second quarter of 1996 were primarily due to the increased percentage of international sales in the second quarter. Cost of goods sold currently exceeds product sales due to the Company's early stage of manufacturing. The Company expects the negative gross margin to continue at least throughout 1996. Positive gross margin may be achieved if manufacturing volume significantly increases in the future.

Research and development expenses include research, development, clinical and regulatory expenses and certain manufacturing expenses. Research and development for the three month period ended June 30, 1996 increased to approximately $2,829,000 from approximately $1,645,000 for the comparable three month period in 1995. The increase in spending was due primarily to an increase in personnel, with the balance due to increases in materials and clinical costs related to the re-initiation of clinical trials and increased costs due to the recent facility expansion. These same factors primarily account for the increase in the six month period ended June 30, 1996 to approximately $5,287,000 from approximately $3,660,000 for the comparable six month period in 1995. The Company believes that research and development expenses will continue to increase in the future due to clinical trial expenses and continuing research and regulatory requirements.

General and administrative expenses increased to approximately $697,000 during the three month period ended June 30, 1996 from approximately $254,000 in the second quarter of 1995. The increase in spending was due primarily to an increase in personnel, as well as to increases in expenses associated with being a public company. For the six month period ended June 30, 1996, the increase in general and administrative expenses to approximately $1,128,000 from approximately $535,000 for the first half of 1995 was primarily due to the same factors. The Company anticipates continued increases in administrative expenses due to the increased level of business activities.

The net loss of approximately $3,226,000 for the three months ended June 30, 1996 was greater than the loss of approximately $1,675,000 for the comparable period in 1995 due primarily to the increase in research and development spending. Similarly, for the six months ended June 30, 1996, the net loss of approximately $5,892,000 has increased from approximately $3,736,000 reported for the six month period ended June 30, 1995, primarily due to increases in research and development spending.

The Company has not incurred any income tax expense since inception due to its history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed an initial public offering of two million shares of Common Stock with net proceeds to the Company of approximately $21.6 million after deducting the underwriters discount, commissions and offering expenses. Cash, cash equivalents and available for sale securities were approximately $25.1 million at June 30, 1996. Prior to its initial public offering, the Company had financed its operations since inception through private sales of capital stock and interest income on proceeds from such financings.

Cash used to fund operating activities since inception was approximately $27.9 million through June 30, 1996. Cash used in operating activities for the six months ended June 30, 1996 increased to approximately $5,666,000 from approximately $3,662,000 for the comparable period in 1995, reflecting an increased net loss principally related to increased research and development expenditures.

The Company's capital expenditures since incorporation totaled approximately $2,390,000 through June 30, 1996. Cash used for purchases of property and equipment in the six month period ended June 30, 1996 was approximately $959,000, as compared to approximately $57,000 for the same period in 1995. The increase was due primarily to a facilities expansion begun in the first quarter of 1996.

The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing costs, the establishment of a sales and marketing organization and ongoing administrative activities. The Company anticipates that the proceeds of the initial public offering and interest thereon, together with the pre-existing cash and cash equivalents and available for sale securities, will be sufficient to fund its operations and planned new product development, including increased working capital expenditures, through at least the next 12 months.

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

PART II OTHER INFORMATION
- -------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    a)   Exhibits

         See Exhibits incorporated by reference on Page 19

         See Exhibit 11 on Page 20


    b)   Reports on form 8-K

         There were no reports filed of Form 8-K during the quarterly period ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ENDOVASCULAR TECHNOLOGIES, INC.
                                  (Registrant)


Date: August 9, 1996                      /s/ W. James Fitzsimmons
      --------------                 ----------------------------------
                                             W. James Fitzsimmons
                                                 President and
                                            Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 9, 1996                           /s/ G. Bradley Cole
      --------------                 ----------------------------------
                                                 G. Bradley Cole
                                          Vice President, Finance and
                                            Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                        ENDOVASCULAR TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION                                                                 PAGE NO.
- -----------   -----------                                                                 --------
   *3.1     -- Form of Restated Certificate of Incorporation to be filed upon the closing of the offering made pursuant to this Registration
               Statement.
   *3.2     -- Bylaws of the Company to be effective upon the closing of the offering made pursuant to this Registration Statement.
   *4.1     -- Reference is made to Exhibits 3.1 and  3.2.
   *4.2     -- Specimen Common Stock certificate.
   *4.3     -- Fourth Amended and Restated Investor Rights Agreement, dated
               August 15, 1994, among the Company and the investors and the founders named therein.
  *10.1     -- Form of Indemnification Agreement.
  *10.2     -- Series C Preferred Stock Purchase Agreement, dated July 16,
               1993, as amended, among the Company and the investors named therein.
  *10.3     -- Series D Preferred Stock Purchase Agreement, dated August 15,
               1994, as amended, among the Company and the investors named therein.
  *10.4     -- 1989 Stock Option Plan.
  *10.5     -- 1995 Stock Option Plan.
  *10.6     -- Employee Stock Purchase Plan.
  *10.7     -- 1996 Incentive Compensation Plan.
  *10.8     -- Employment agreement between the Company and W. James
               Fitzsimmons.
  *10.9     -- Employment agreement between the Company and Victor M. Bernhard.
 *10.10     -- Note Secured by Second Deed of Trust and Note Secured by Stock
               Pledge Agreement between the Company and W. James Fitzsimmons dated September 22, 1992.
 *10.11     -- Stock Pledge Agreements dated January 7, 1994, December 10, 1995 and December 13, 1995 between the Company and W. James
               Fitzsimmons.
**10.12     -- Lease by and between Menlo Business Park and Patrician
               Associates, Inc. and the Company, as amended by First Amendment to
               Lease Agreement, dated February 26, 1996.
**10.13     -- Employment agreement between the Company and Ronald R. Giannotti.
   11.0     -- Computation of Loss Per Share                                                20
   27.0     -- Financial Data Schedule
      *        Incorporated by reference from an exhibit to the Company's
               Registration Statement on Form S-1, as amended, (File No.
               33-80557) declared effective by the Commission on February 6, 1996
     **        Incorporated by reference from an exhibit to the Company Annual
               Report on Form 10-K filed with the Commission on March 29, 1996