Form 10-Q/A
period 1996-06-30
ENDOVASCULAR TECHNOLOGIES INC
filed 1996-08-21
CIK 1005122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A

 X      AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---     SECURITIES EXCHANGE ACT OF 1934

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

                               YES __X__ NO _____

The number of shares outstanding of each of the issuer's classes of common stock as of August 8, 1996 was: 8,339,171

        This document contains 20 pages and the Exhibit Index is on Page 19

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                           PAGE

  Item 1.     Financial Statements

              Condensed Balance Sheets as of December 31, 1995 and
              June 30, 1996                                                     3

              Condensed Statements of Operations for the Three and Six Month
              Periods Ended June 30, 1995 and June 31, 1996                     4

              Condensed Statements of Cash Flows for the Six Months Ended
              June 30, 1995 and June 30, 1996                                   5

              Notes to Condensed Financial Statements                           6

              Risk Factors                                                      7

  Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                       14

PART II.      OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders              17

  Item 6.     Exhibits and Reports on Form 8-K                                 17

  Signatures                                                                   18

  Exhibit Index                                                                19

  Exhibit 11  Computation of Net Loss Per Share                                20

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                            December 31,          June 30,
                                                                                1995                1996
                                                                            ------------        ------------
ASSETS
Current Assets
    Cash and cash equivalents                                               $  2,203,937        $  3,039,493
    Available for sale securities                                              7,944,782          16,886,690
    Interest receivable                                                          154,768             318,820
    Accounts receivable                                                               --             242,500
    Prepaids and other                                                           434,082             529,247
    Notes receivable from employees                                              112,750             112,750
                                                                            ------------        ------------
       Total current assets                                                   10,850,319          21,129,500

Property and equipment, net                                                      819,921           1,635,386

Available for sale securities, non-current                                            --           5,144,119

Other assets                                                                      57,156              75,861
                                                                            ------------        ------------
       Total assets                                                         $ 11,727,396        $ 27,984,866
                                                                            ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Current portion of obligations under capital lease                      $     15,131        $         --
    Accounts payable                                                             146,388             388,781
    Accrued and other liabilities                                              1,304,383           1,651,199
                                                                            ------------        ------------
       Total current liabilities                                               1,465,902           2,039,980
                                                                            ------------        ------------
Stockholders' Equity

    Convertible preferred stock, $0.00001 par value:
       40,000,000 shares authorized; 5,118,265 issued and outstanding
       at December 31, 1995;  5,000,000 authorized at June 30, 1996                   51                  --

    Common stock, $0.00001 par value:
       Authorized:  35,000,000 and 30,000,000 shares at December 31,
      1995 and June 30, 1996, respectively; issued and outstanding:
      1,160,869 and 8,314,399, respectively                                           12                  83

    Additional paid-in capital                                                34,375,515          56,026,389
    Unrealized loss on securities                                                     --             (89,275)
    Deferred compensation                                                       (109,242)            (95,588)
    Deficit accumulated during the development stage                         (24,004,842)        (29,896,723)
                                                                            ------------        ------------
       Total stockholders' equity                                             10,261,494          25,944,886
                                                                            ------------        ------------
       Total liabilities and stockholders' equity                           $ 11,727,396        $ 27,984,866
                                                                            ============        ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                               July 1, 1989     Three Months Ended June 30,      Six Months Ended June 30,
                                             (Inception), to    ---------------------------     ---------------------------
                                              June 30, 1996         1995            1996            1995            1996
                                               ------------     -----------     -----------     -----------     -----------
Net product sales                              $    355,500     $        --     $   252,500     $        --     $   355,500
Cost of goods sold                                  432,087              --         315,047              --         432,087
                                               ------------     -----------     -----------     -----------     -----------
    Gross margin (deficit)                          (76,587)             --         (62,547)             --         (76,587)
                                               ------------     -----------     -----------     -----------     -----------
Operating costs and expenses
    Research and development                     27,369,764       1,645,187       2,828,651       3,660,123       5,287,303
    General and administrative                    4,692,751         254,380         696,824         535,286       1,128,393
                                               ------------     -----------     -----------     -----------     -----------
       Total operating costs and expenses        32,062,515       1,899,567       3,525,475       4,195,409       6,415,696
                                               ------------     -----------     -----------     -----------     -----------
       Loss from operations                     (32,139,102)     (1,899,567)     (3,588,022)     (4,195,409)     (6,492,283)

Interest income                                   2,242,379         224,836         362,085         459,308         600,402
                                               ============     ===========     ===========     ===========     ===========
Net loss                                       $(29,896,723)    $(1,674,731)    $(3,225,937)    $(3,736,101)    $(5,891,881)
                                               ============     ===========     ===========     ===========     ===========
Net loss per common and equivalent share                        $     (0.27)    $     (0.38)    $     (0.60)    $     (0.73)
                                                                ===========     ===========     ===========     ===========
Shares used in computing net loss per share                       6,253,813       8,465,573       6,254,646       8,052,827

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                July 1, 1989       Six Months Ended June 30,
                                                                              (Inception), to    -----------------------------
                                                                               June 30, 1996         1995             1996
                                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $(29,896,723)    $ (3,736,101)    $ (5,891,881)
                                                                                ------------     ------------     ------------
Adjustments to reconcile net loss to net cash used in operating activities -
    Depreciation and amortization                                                    809,971          108,724          145,196
    Amortization of deferred compensation                                             13,654               --           13,654
    Write-off of other assets                                                        386,611               --               --
    Stock issued for services and patents                                             21,440               --               --
    Changes in current assets and liabilities -
       Interest receivable                                                          (318,820)          22,758         (164,052)
       Accounts receivable                                                          (242,500)              --         (242,500)
       Prepaids and other                                                           (529,247)          58,375          (95,165)
       Note receivable from employees                                               (112,750)         100,000               --
       Other assets                                                                  (77,361)              --          (20,205)
       Accounts payable                                                              388,781          (22,899)         242,393
       Accrued and other liabilities                                               1,651,199         (193,031)         346,816
                                                                                ------------     ------------     ------------
         Total adjustments                                                         1,990,978           73,927          226,137
                                                                                ------------     ------------     ------------
         Net cash used in operating activities                                   (27,905,745)      (3,662,174)      (5,665,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of securities available for sale                                 (91,419,231)     (17,098,832)     (27,886,447)
       Sale/maturity of securities available for sale                             69,299,147       20,550,398       13,711,145
       Capitalized patent and organization costs                                    (385,925)              --               --
       Purchases of property and equipment                                        (2,389,808)         (57,177)        (959,161)
                                                                                ------------     ------------     ------------
       Net cash provided by (used in) investing activities                       (24,895,817)       3,394,389      (15,134,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of convertible notes                                       850,000               --               --
       Repayment of capital lease obligations                                        (54,735)         (12,078)         (15,131)
       Proceeds from exercise of stock options                                       484,039            1,711           56,206
       Repurchase of common stock                                                     (6,865)          (2,634)              --
       Proceeds from sale of preferred stock, net of issuance costs               32,874,175               --               --
       Proceeds from sale of common stock, net of issuance costs                  21,694,441               --       21,594,688
                                                                                ------------     ------------     ------------
       Net cash provided by (used in) financing activities                        55,841,055          (13,001)      21,635,763
                                                                                ------------     ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          3,039,493         (280,786)         835,556
CASH AND CASH EQUIVALENTS, beginning of period                                            --        2,154,817        2,203,937
                                                                                ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                        $  3,039,493     $  1,874,031     $  3,039,493
                                                                                ============     ============     ============
SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS:
       Conversion of notes payable to preferred stock                           $    850,000     $         --     $         --
       Purchase of equipment under capital lease obligations                          54,692               --               --

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

In June 1995, the Company became ISO9001/EN46001 certified and plans to seek a CE mark to allow for marketing and distribution of its products in the European Union In May of 1996, the Company received marketing approval in Australia and is pursuing a controlled product release to a limited number of medical centers in that country. The Company anticipates that a substantial portion of its net product sales over the next several years will be derived from international sales through its distributor network. Any such international sales will be subject to a number of risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations.

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

PART II OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  The annual meeting of the stockholders of the Company was held on May 29, 1996. The following matters were submitted to a vote of stockholders:

   a)  Election of Directors
       Nominee:                 Tony R.Brown, Ph.D.
       Date of Term Expiration: 1999 Annual Stockholders' Meeting
       Votes:                   6,894,357
       Votes Withheld:              4,000

   b) Ratification of Selection of Arthur Andersen LLP as independent public accountants of the Company
       Votes For:        6,893,873
       Votes Against:            0
       Votes Abstain:       54,484
       Broker Non-Vote           0

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits
       See Exhibits incorporated by reference on Page 19
       See Exhibit 11 on Page 20

   b)  Reports on form 8-K
       There were no reports filed of Form 8-K during the quarterly period ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the Company's report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                         ENDOVASCULAR TECHNOLOGIES, INC.
                                  (Registrant)

Date:          August 20, 1996                /s/ W. James Fitzsimmons
        ----------------------------        --------------------------
                                                W. James Fitzsimmons
                                                   President and
                                               Chief Executive Officer
                                            (Principal Executive Officer)




Date:          August 20, 1996                   /s/ G. Bradley Cole
        ----------------------------        ------------------------
                                                   G. Bradley Cole
                                            Vice President, Finance and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION                                               PAGE NO.

   *3.1     -  Form of Restated Certificate of Incorporation to be
               filed upon the closing of the offering made pursuant to this Registration Statement.

   *3.2     -  Bylaws of the Company to be effective upon the
               closing of the offering made pursuant to this Registration Statement.

   *4.1     -  Reference is made to Exhibits 3.1 and  3.2.

   *4.2     -  Specimen Common Stock certificate.

   *4.3     -  Fourth Amended and Restated Investor Rights Agreement,
               dated August 15, 1994, among the Company and the investors and the founders named therein.

  *10.1     -  Form of Indemnification Agreement.

  *10.2     -  Series C Preferred Stock Purchase Agreement, dated July
               16, 1993, as amended, among the Company and the investors named therein.

  *10.3     -  Series D Preferred Stock Purchase Agreement, dated
               August 15, 1994, as amended, among the Company and the investors named therein.

  *10.4     -  1989 Stock Option Plan.

  *10.5     -  1995 Stock Option Plan.

  *10.6     -  Employee Stock Purchase Plan.

  *10.7     -  1996 Incentive Compensation Plan.

  *10.8     -  Employment agreement between the Company and W.
               James Fitzsimmons.

  *10.9     -  Employment agreement between the Company and Victor
               M. Bernhard.

  *10.10    -  Note Secured by Second Deed of Trust and Note
               Secured by Stock Pledge Agreement between the
               Company and W. James Fitzsimmons dated September
               22, 1992.

  *10.11    -  Stock Pledge Agreements dated January 7, 1994,
               December 10, 1995 and December 13, 1995 between the
               Company and W. James Fitzsimmons.

 **10.12    -  Lease by and between Menlo Business Park and
               Patrician Associates, Inc. and the Company, as amended by First Amendment to Lease Agreement, dated February 26, 1996.

 **10.13    -  Employment agreement between the Company and Ronald
               R. Giannotti.

   11.0     -  Computation of Loss Per Share                                20

   27.0     -  Financial Data Schedule

         * Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 33-80557) declared effective by the Commission on February 6, 1996

        ** Incorporated by reference from an exhibit to the Company Annual Report on Form 10-K filed with the Commission on March 29, 1996