Form 10-Q
period 1996-09-30
ENDOVASCULAR TECHNOLOGIES INC
filed 1996-11-12
CIK 1005122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

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

The number of shares outstanding of each of the issuer's classes of common stock as of November 5, 1996 was: 8,399,062


       This document contains 20 pages and the Exhibit Index is on Page 19

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


PART I.            FINANCIAL INFORMATION                                  PAGE
----------------------------------------                                  ----

  Item 1.          Financial Statements

                   Condensed Balance Sheets as of December 31,
                   1995 and September 30, 1996                              3

                   Condensed Statements of Operations for the
                   Three and Nine Month Periods Ended September 30,
                   1995 and September 30, 1996                              4

                   Condensed Statements of Cash Flows for the Nine
                   Months Ended September 30, 1995 and September
                   30, 1996                                                 5

                   Notes to Condensed Financial Statements                  6

                   Risk Factors                                             7

   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     14

PART II. OTHER INFORMATION
--------------------------

   Item 6.         Exhibits and Reports on Form 8-K                        17

   Signatures                                                              18

   Exhibit Index                                                           19

   Exhibit 11      Computation of Net Loss Per Share                       20

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                                   December 31,        September 30,
                                                                                       1995                1996
                                                                                   ------------        ------------
ASSETS
Current Assets
     Cash and cash equivalents                                                     $  2,203,937        $  3,240,548
     Available for sale securities                                                    7,944,782          18,156,151
     Interest receivable                                                                154,768             211,773
     Accounts receivable                                                                     --             309,856
     Prepaids and other                                                                 434,082             411,980
     Notes receivable from employees                                                    112,750             112,750
                                                                                   ------------        ------------
          Total current assets                                                       10,850,319          22,443,058

Property and equipment, net                                                             819,921           1,837,194

Available for sale securities, non-current                                                   --             555,167

Other assets                                                                             57,156              75,111
                                                                                   ------------        ------------
          Total assets                                                             $ 11,727,396        $ 24,910,530
                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of obligations under capital lease                            $     15,131        $         --
     Accounts payable                                                                   146,388             110,239
     Accrued and other liabilities                                                    1,304,383           2,053,104
                                                                                   ------------        ------------
          Total current liabilities                                                   1,465,902           2,163,343
                                                                                   ------------        ------------

Stockholders' Equity

     Convertible preferred stock, $0.00001 par value:
          40,000,000 shares authorized; 5,118,265 issued and outstanding at
          December 31, 1995; 5,000,000 authorized at September 30, 1996                      51                  --

     Common stock, $0.00001 par value:
          Authorized:  35,000,000 and 30,000,000 shares at December 31, 1995 and September 30, 1996, respectively; issued and outstanding:
          1,160,869 and 8,391,116, respectively                                              12                  84

     Additional paid-in capital                                                      34,375,515          56,278,896
     Unrealized loss on securities                                                           --             (39,276)
     Deferred compensation                                                             (109,242)            (88,761)
     Deficit accumulated during the development stage                               (24,004,842)        (33,403,756)
                                                                                   ------------        ------------
          Total stockholders' equity                                                 10,261,494          22,747,187
                                                                                   ------------        ------------
          Total liabilities and stockholders' equity                               $ 11,727,396        $ 24,910,530
                                                                                   ============        ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS




                                                                           Three Months Ended               Nine Months Ended
                                                   July 1, 1989               September 30,                    September 30,
                                                 (Inception), to      ----------------------------    ----------------------------
                                                September 30, 1996        1995            1996            1995            1996
                                                ------------------    ------------    ------------    ------------    ------------

Net product sales                                  $    659,000       $         --    $    303,500    $         --    $    659,000
Cost of goods sold                                      801,423                 --         369,336              --         801,423
                                                   ------------       ------------    ------------    ------------    ------------
     Gross margin (deficit)                            (142,423)                --         (65,836)             --        (142,423)
                                                   ------------       ------------    ------------    ------------    ------------

Operating costs and expenses

     Research and development                        30,548,012          2,130,474       3,178,248       5,790,597       8,465,551
     General and administrative                       5,244,823            205,629         552,072         740,915       1,680,465
                                                   ------------       ------------    ------------    ------------    ------------
         Total operating costs and expenses          35,792,835          2,336,103       3,730,320       6,531,512      10,146,016
                                                   ------------       ------------    ------------    ------------    ------------

         Loss from operations                       (35,935,258)        (2,336,103)     (3,796,156)     (6,531,512)    (10,288,439)

Interest income                                       2,531,502            199,213         289,123         658,521         889,525

                                                   ------------       ------------    ------------    ------------    ------------
Net loss                                           $(33,403,756)      $ (2,136,890)   $ (3,507,033)   $ (5,872,991)   $ (9,398,914)
                                                   ============       ============    ============    ============    ============
Net loss per common and equivalent share                              $      (0.34)   $      (0.42)   $      (0.94)   $      (1.16)
                                                                      ============    ============    ============    ============
Shares used in computing net loss per share                              6,226,526       8,354,857       6,226,658       8,104,817
                                                                      ============    ============    ============    ============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                            Nine Months Ended
                                                                                   July 1, 1989               September 30,
                                                                                 (Inception), to      ----------------------------
                                                                                September 30, 1996        1995            1996
                                                                                ------------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $(33,403,756)      $ (5,872,991)   $ (9,398,914)
                                                                                   ------------       ------------    ------------
Adjustments to reconcile net loss to net cash used in operating activities -
      Depreciation and amortization                                                     929,730            168,512         264,955
      Amortization of deferred compensation                                              20,481                 --          20,481
      Write-off of other assets                                                         386,611                 --              --
      Stock issued for services and patents                                              21,440                 --              --
      Changes in current assets and liabilities -
         Interest receivable                                                           (211,773)            46,222         (57,005)
         Accounts receivable                                                           (309,856)                --        (309,856)
         Prepaids and other                                                            (411,980)            38,912          22,102
         Note receivable from employees                                                (112,750)           116,250              --
         Other assets                                                                   (77,361)             2,250         (20,205)
         Accounts payable                                                               110,239            125,525         (36,149)
         Accrued and other liabilities                                                2,053,104            341,078         748,721
                                                                                   ------------       ------------    ------------
             Total adjustments                                                        2,397,885            838,749         633,044
                                                                                   ------------       ------------    ------------
             Net cash used in operating activities                                  (31,005,871)        (5,034,242)     (8,765,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of securities available for sale                                  (95,064,560)       (22,804,599)    (31,531,776)
         Sale/maturity of securities available for sale                              76,313,966         28,110,370      20,725,964
         Capitalized patent and organization costs                                     (385,925)                --              --
         Purchases of property and equipment                                         (2,710,625)          (106,663)     (1,279,978)
                                                                                   ------------       ------------    ------------
         Net cash provided by (used in) investing activities                        (21,847,144)         5,199,108     (12,085,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from sale of convertible notes                                        850,000                 --              --
         Payment of capital lease obligations                                           (54,735)           (18,412)        (15,131)
         Proceeds from exercise of stock options                                        581,017              2,906         153,184
         Proceeds from employee stock purchase plan                                     155,530                            155,530
         Repurchase of common stock                                                      (6,865)            (2,634)             --
         Proceeds from sale of preferred stock, net of issuance costs                32,874,175                 --              --
         Proceeds from sale of common stock, net of issuance costs                   21,694,441                 --      21,594,688
                                                                                   ------------       ------------    ------------
         Net cash provided by (used in) financing activities                         56,093,563            (18,140)     21,888,271
                                                                                   ------------       ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             3,240,548            146,726       1,036,611

CASH AND CASH EQUIVALENTS, beginning of period                                               --          2,154,817       2,203,937
                                                                                   ------------       ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                           $  3,240,548       $  2,301,543    $  3,240,548
                                                                                   ============       ============    ============
SUPPLEMENTARY SCHEDULE OF NONCASH TRANSACTIONS:
         Conversion of notes payable to preferred stock                            $    850,000       $         --    $         --
         Purchase of equipment under capital lease obligations                           54,692                 --              --






                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Unaudited Financial Information

     The accompanying unaudited condensed financial statements have been prepared in accordance the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


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


     Public Offering

     On February 7, 1996, the Company completed an initial public offering of two million shares of its Common Stock at a purchase price of $12.00 per share. Net proceeds to the Company were approximately $21.6 million, after deducting underwriting discounts, commissions, and offering expenses.


     Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Commission's Staff Accounting Bulletins, common and common equivalents (stock options and preferred stock) issued during the 12-month period prior to the initial public offering of the Company's common stock at prices below the initial public offering price of $12.00 per share have been included in the calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method).


     Reclassifications

     Certain reclassifications have been made to the 1995 condensed financial statements in order to conform to the current quarter presentation.

2.   RISK FACTORS

Early Stage of Clinical Trials; No Assurance of Safety and Efficacy

The Company's EGS systems for endovascular abdominal aortic aneurysm (AAA) repair are at an early stage of clinical testing. There can be no assurance that the Company's products will prove to be safe and effective in clinical trials or will ultimately be cleared for marketing by United States or foreign regulatory authorities. The Company does not expect to submit a PMA for any of its EGS systems for at least the next year, and there can be no assurance that the Company will ever submit a PMA or that, if submitted, such PMA will be approved by the FDA. If the Tube, Bifurcated or Aortoiliac EGS systems do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize either system successfully, the Company's business, financial condition and results of operations will be materially adversely effected and cessation of the Company's business could occur.

In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. For example, the Company has experienced and continues to experience blood flow ("Perigraft Flow") in Tube and Bifurcated prosthesis implantations using a revised version of the original systems. The clinical significance of Perigraft Flow is unknown. There can be no assurance that Perigraft Flow will not continue to occur in future procedures using the Company's EGS systems or that the existence of Perigraft Flow will not have a material adverse effect on the safety and efficacy of the Tube or Bifurcated EGS systems or any follow-on devices and thereby prevent the Company from obtaining PMA approval from the FDA.


Attachment System Fractures; Suspension of Clinical Trials January, 1995

In January 1995, the Company discovered fractures in the attachment system component of the Tube EndoGraft prosthesis during routine follow-up tests. Based on this discovery, the Company suspended its clinical trials worldwide. As of November 6, 1996, a total of 36 patients, representing approximately 40% of 91 patients, implanted prior to February 1995, with the Tube EndoGraft prosthesis in place for more than six weeks, have experienced attachment system fractures. In six patients with fractures, the Tube EndoGraft prosthesis was removed and the AAA was treated by open surgery. Two patients with fractures have died for reasons unrelated to the attachment system fractures. The remaining patients are closely monitored by their physicians and the Company for fractures or the onset of adverse clinical consequences. The Company expects additional fractures to occur in these attachment systems. There can be no assurance that additional adverse clinical consequences will not occur in the future, which could result in the suspension of clinical trials or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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


Limited Operating History; History of Losses; Substantial Additional Losses; Fluctuations in Operating Results

The Company has a limited history of operations. Since its inception in June 1989, the Company has been primarily engaged in research and development of the EGS systems. The Company has experienced significant operating losses since inception, and as of September 30, 1996, the Company's accumulated deficit was approximately $33.4 million. The Company will incur substantial additional losses until it can achieve significant commercial sales of its EGS systems which are dependent on a number of factors, including receipt of marketing approval. There can be no assurance that the EGS systems or any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, results of operations have varied and are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the results of clinical trials, the introduction and market acceptance of products by the Company or competitors, the results of regulatory and reimbursement actions, the timing of orders by distributors, the expenditures incurred in the research and development of new products, competitive pricing and the expansion of manufacturing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Government Regulation; Significant Time Before Submission of any PMA

The Company's EGS systems are subject to extensive regulation by the FDA and most foreign governments. The Company does not anticipate filing a PMA for any of the EGS systems until at least 1998 and does not anticipate receiving approval for at least one or two years after a PMA is accepted for filing, if at all. There can be no assurance as to when, or if, the Company will complete clinical trials of any of its EGS systems or that data from such trials, if completed, will be adequate to support approval of a PMA. See "-Early Stage of Clinical Trials; No Assurance of Safety and Efficacy" and "-Attachment System Fractures; Suspension of Clinical Trials." Furthermore, there can be no assurance that the Company will be able to obtain PMA approval on a timely basis, or at all, and delays in the receipt of or failure to receive such approvals would have a material adverse effect on the Company's business, financial condition and results of operations and could result in cessation of the Company's business.

Sales of EGS systems outside of the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. Countries in which the Company intends to market EGS systems may adopt regulations in the future that could prevent the Company from marketing its EGS systems in those countries. In addition, the Company may be required to spend significant amounts of capital in order to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of capital in order to obtain FDA and foreign regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its EGS systems in the United States or foreign countries. In May 1996, the Company received marketing approval in Australia and is pursuing a controlled product release to a limited number of medical centers in that country.

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


No Assurance of Market Acceptance

There can be no assurance that the Tube, Bifurcated or Aortoiliac EGS systems will gain any significant degree of market acceptance among physicians, patients or health care payors, even if necessary regulatory and reimbursement approvals are obtained. The Company believes that recommendations by physicians and health care payors will be essential for market acceptance of the EGS systems, and there can be no assurance that any such recommendations will be obtained. Physicians will not recommend the Tube, Bifurcated or Aortoiliac EGS systems unless they conclude, based on clinical data and other factors, that the EGS systems represent an acceptable alternative to open AAA surgical repair. In particular, physicians may elect not to recommend the Tube, Bifurcated or Aortoiliac EGS procedure until such time, if ever, as successful resolution of the attachment fractures is established and the clinical significance of unresolved Perigraft Flow is better understood. Widespread use of the Company's EGS systems would require the training of numerous physicians, and the time required to complete such training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of the

Company's EGS systems is established, physicians may elect not to use them for a number of reasons including unfavorable reimbursement from health care payors. Failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.


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

Limitations on Third-Party Reimbursement

In the United States, the Company's products will be purchased primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for the health care services provided to their patients. Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. There can be no assurance, however, that any of the EGS systems and related services will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operations. Even if a device has received approval or clearance for marketing by the FDA, there can be no assurance that Medicare will cover the device and related services. Furthermore, Medicare may place certain restrictions on the circumstances in which coverage will be available. Limited or no coverage of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

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


Competition

The Company expects that significant competition in the endovascular graft market will develop. There are many large companies with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company focusing on the development of endovascular technology. Many of these companies have vascular stents, as well as vascular graft and catheter technologies that may be applicable to endovascular repair. The Company may compete against a number of these companies including: Boston Scientific Corporation which acquired MinTec; Medtronic which acquired AneuRx; Pfizer Inc. which acquired Corvita Corporation.; Johnson & Johnson; C.R. Bard, Inc.; and Cook, Inc. One or more of these or other companies could design and develop products that compete directly with the Company's products, in which case the Company would face intense competition. There can be no assurance that one or more of these or other companies will not develop technologies that are more effective or less costly than the Company's products, or that would otherwise render the Company's products and technology non-competitive or obsolete. Such competition could have a material, adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products could be rendered obsolete as a result of future innovations in AAA surgical techniques, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Risk of Technological Obsolescence

The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, new less invasive surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use the Company's products. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products.


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

Control by Officers, Directors and Principal Stockholders

The Company's officers, directors and principal stockholders beneficially own a significant portion of the Company's Common Stock (assuming exercise of immediately exercisable options held by such directors and officers). As a result, such persons may have the ability effectively to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.


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


OVERVIEW

Since its inception in June 1989, the Company has been engaged in the research and development of its EGS systems and related technology for the endovascular repair of abdominal aortic aneurysms (AAA's). To date, the Company has generated no significant revenues and has been unprofitable since inception. For the period from incorporation to September 30, 1996, the Company has an accumulated deficit of approximately $33.4 million. The Company does not expect to generate significant revenues from sales of its products for the foreseeable future and will continue to incur substantial losses for the next several years. Furthermore, the Company expects its expenses in all categories to increase as its clinical trials and other business activities expand.

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

In October 1996, the Company received approval from the FDA to begin Phase II clinical trials of the Aortoiliac EGS system, bypassing the Phase I trial. The Aortoiliac EGS system utilized an implant that is a hybrid between the company's Tube EndoGraft and Bifurcated EndoGraft. The device is designed to address aneurysms in which one iliac artery is unsuitable for endovascular attachment of an implant.

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

RESULTS OF OPERATIONS


Three and Nine Month Periods Ended September 30, 1996 and September 30, 1995

In 1996, the Company began recognizing revenue on sales of its products used in clinical trials. During the three month period ended September 30, 1996, the Company recognized $303,500 in sales, 29% of which were international sales. During the nine month period ended September 30, 1996, the Company recognized $659,000 in sales, 27% of which were international sales. The international sales price to distributors may increase if marketing approval is achieved, but currently is approximately 55% of the U.S. price. For both the three month and nine month periods, sales from the Tube EGS system accounted for approximately 65% of total sales, with the balance of product sales coming from the Bifurcated EGS system. Sales are recognized only upon successful implantation of an Endograft prosthesis.

Negative gross margin for the three month period ended September 30, 1996 was approximately $66,000, or 22% of product sales. Negative gross margin for the nine month period ended September 30, 1996 was approximately $142,000, or 22% of product sales. The gross margins for the third quarter are similar to the gross margins for the year to date due to similar sales mix between international sales and domestic sales in both periods. Cost of goods sold currently exceeds product sales due to the Company's early stage of manufacturing. The Company expects the negative gross margin to continue unless the Company is able to significantly increase its manufacturing volume.

Research and development expenses include research, development, clinical and regulatory expenses and certain manufacturing expenses. Research and development for the three month period ended September 30, 1996 increased to approximately $3,178,000 from approximately $2,130,000 for the comparable three month period in 1995. The increase in spending was due primarily to an increase in personnel, with the balance due to increases in materials and clinical costs related to clinical trials and increased costs due to the recent facility expansion. These same factors primarily account for the increase in the nine month period ended September 30, 1996 to approximately $8,466,000 from approximately $5,791,000 for the comparable nine month period in 1995. The Company believes that research and development expenses will continue to increase in the future due to clinical trial expenses and continuing research and regulatory requirements.

General and administrative expenses increased to approximately $552,000 during the three month period ended September 30, 1996 from approximately $206,000 in the third quarter of 1995. The increase in spending was due primarily to an increase in personnel, the costs associated with starting sales and marketing functions, as well as to increases in expenses associated with being a public company. For the nine month period ended September 30, 1996, the increase in general and administrative expenses to approximately $1,680,000 from approximately $741,000 for the third quarter of 1995 was primarily due to the same factors. The Company anticipates continued increases in administrative expenses due to the increased level of business activities.

The net loss of approximately $3,507,000 for the three months ended September 30, 1996 was greater than the loss of approximately $2,137,000 for the comparable period in 1995 due primarily to the increase in research and development spending. Similarly, for the nine months ended September 30, 1996, the net loss of approximately $9,399,000 increased from approximately $5,873,000 reported for the nine month period ended September 30, 1995, primarily due to increase in research and development spending.

The Company has not incurred any income tax expense since inception due to its history of operating losses.


LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed an initial public offering of two million shares of Common Stock with net proceeds to the Company of approximately $21.6 million after deducting the underwriters discount, commissions and offering expenses. Cash, cash equivalents and available for sale securities were approximately $22.0 million at September 30, 1996. Prior to its initial public offering, the Company had financed its operations since inception through private sales of capital stock and interest income on proceeds from such financings.

Cash used to fund operating activities since inception was approximately $31 million through September 30, 1996. Cash used in operating activities for the nine months ended September 30, 1996 increased to approximately $8,766,000 from approximately $5,034,000 for the comparable period in 1995, reflecting an increased net loss principally related to increased research and development expenditures.

The Company's capital expenditures since incorporation totaled approximately $2,711,000 through September 30, 1996. Cash used for purchases of property and equipment in the nine month period ended September 30, 1996 was approximately $1,280,000, as compared to approximately $107,000 for the same period in 1995. The increase was due primarily to a facilities expansion begun in the first quarter of 1996.

The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing, the establishment of a sales and marketing organization and ongoing administrative activities. The Company anticipates that the proceeds of the initial public offering and interest thereon, together with the pre-existing cash and cash equivalents and available for sale securities, will be sufficient to fund its operations and planned new product development, including increased working capital expenditures, through at least the next 12 months.

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

PART II    OTHER INFORMATION

   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          See Exhibits incorporated by reference on Page 19
          See Exhibit 11 on Page 20

     b)   Reports on form 8-K

          There were no reports filed of Form 8-K during the quarterly period ended September 30, 1996.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ENDOVASCULAR TECHNOLOGIES, INC.
                      -------------------------------------
                                  (Registrant)





Date:      November 11, 1996                  /s/ W. James Fitzsimmons
       -----------------------        ----------------------------------------
                                                W. James Fitzsimmons
                                                   President and
                                               Chief Executive Officer
                                            (Principal Executive Officer)






Date:      November 11, 1996                     /s/ G. Bradley Cole
       -----------------------        ----------------------------------------
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

  **10.13  -   Employment agreement between the Company and Ronald
               R. Giannotti.

    10.14  -   Employment agreement between the Company and Elizabeth
               McDermott

    11.0   -   Computation of Loss Per Share                                20

    27.0   -   Financial Data Schedule

       * Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File
           No. 33-80557) declared effective by the Commission on February 6, 1996

      ** Incorporated by reference from an exhibit to the Company Annual Report on Form 10-K filed with the Commission on March 29, 1996