Form 10-K
period 1996-12-31
ENDOVASCULAR TECHNOLOGIES INC
filed 1997-03-28
CIK 1005122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


           X            Annual Report Pursuant to Section 13 or 15(d)
      ------------      of the Securities Exchange Act of 1934 for the
                        fiscal year ended December 31, 1996

      ------------      Transition Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

    Commission File Number:  0-27540

                         ENDOVASCULAR TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                     94-3096794
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                    Identification Number)

                               1360 O'BRIEN DRIVE
                          MENLO PARK, CALIFORNIA 94025
                                 (415) 325-1600
           (Address, including Zip Code, and Telephone Number, including
            Area Code, of Registrant's Principal Executive Offices)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of each exchange
       Title of each class                        on which registered
              None                                        None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.00001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X               No
                               -------                ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of Common stock on March 25, 1997 as reported on the Nasdaq National Market, was approximately $82,900,000. Shares of Common Stock held by each officer and director and by certain persons who own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 25, 1997, registrant had outstanding 8,481,868 shares of Common
Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held July 17, 1997 are incorporated by reference in Part III of this Form 10-K Report.

================================================================================

                                     PART I

         This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

ITEM 1.  BUSINESS

GENERAL

         EndoVascular Technologies, Inc. (the "Company") designs, develops and manufactures minimally invasive endovascular systems to repair diseased or damaged vascular structures. The Company's Endovascular Grafting System, or EGS(R) system, provides catheter-based delivery and implantation of a specialized sutureless prosthesis, or implant, to repair abdominal aortic aneurysms ("AAAs"). The EGS system offers a minimally invasive alternative to the open surgical procedure performed today. The EGS system is approved for marketing in Australia and Italy, and clinical trials are ongoing in the United States and throughout Europe. The Company believes that its endovascular procedure for AAA repair offers significant advantages over conventional AAA surgery.

         To the Company's knowledge, it was the first company to receive Investigational Device Exemption ("IDE") approval from the United States Food and Drug Administration ("FDA") to conduct human clinical trials in the United States with an endovascular system to treat AAAs. The Company is currently conducting Phase II clinical trials of its three products: the Tube EGS system; the Bifurcated EGS system; and the Aortoiliac EGS system. Upon completing clinical trials, the Company intends to seek marketing clearances through filing of premarket approval applications ("PMAs") with the FDA. The Company has received ISO 9001/EN 46001 certification and submitted required clinical and technical data in an application for CE Mark approval to market its products throughout the European Community. The application is currently under review by a sanctioned notified agency.

         The Company's business entails a variety of risks. See "Risk Factors" at page 17.

OVERVIEW

         An abdominal aortic aneurysm is a balloon-like enlargement of the aorta, resulting from weakened arterial walls. Once AAAs develop, they continue to enlarge and, if left untreated, become increasingly susceptible to rupture, usually resulting in death. Even unruptured AAAs can cause serious clinical problems, including blood clot formation that can lead to aortic occlusions or embolism. Although AAA is one of the most serious cardiovascular diseases, most AAAs are never detected. Approximately 70% to 80% of AAA patients are asymptomatic at the time of initial diagnosis, and AAAs are generally discovered during procedures to diagnose unrelated medical conditions.

         In the United States, an estimated 1.5 million people have AAAs, including those not yet clinically diagnosed. The Company estimates that each year approximately 190,000 AAAs are diagnosed and 45,000 patients undergo AAA surgery. AAAs are generally more prevalent in people over 60 and are more common in men than in women.

         The conventional treatment for AAA is a complicated open surgical procedure requiring a significant incision of the patient's abdomen, withdrawal of the patient's intestines to provide access to the aneurysm and cross-clamping of the aorta to stop blood flow. The aneurysm is repaired by means of implantation and suture attachment of a vascular graft into the aorta inside the aneurysmal sac. This procedure typically lasts two to four hours and is performed under general anesthesia.

         As a result of its invasiveness, open surgical AAA repair has high mortality and complication rates. The mortality rate for emergency surgery to repair a ruptured AAA approaches 50%, while the mortality rate for elective surgical AAA repair is estimated to range from 4% to 10%. Complication rates vary significantly depending upon whether the surgery is to repair ruptured or unruptured AAAs. Complication rates for elective AAA surgery vary depending upon patient risk classification, ranging from 15% for low-risk patients to 40% for high-risk patients. The most significant complications include myocardial infarction, acute renal failure, pulmonary impairment, bowel ischemia, paraplegia and impotence.

         Conventional open surgical AAA repair is expensive and requires an extended recovery period. The average cost of AAA surgery is approximately $28,000, excluding physicians' fees. The typical recovery period includes approximately 10 to 15 days in the hospital and up to two months of home convalescence.

         Many patients diagnosed with AAAs do not undergo elective AAA surgical repair because they are high risk candidates for open surgery or because the size of their aneurysm is below the threshold at which the risks associated with open surgery outweigh the risk of aneurysm rupture. This non-surgery patient group is generally monitored for aneurysm expansion.

         Because of the high mortality and complication rates associated with open surgical repair and the high cost and extended recovery time for AAA surgery, there is a significant need for an alternative to today's conventional surgical treatment of AAAs.

THE EVT SOLUTION

         The Company has developed a minimally invasive procedure for the repair of unruptured AAAs. The Company's EGS system provides catheter-based delivery and implantation of the EndoGraft(R) endovascular prosthesis inside and through the AAA. This specialized prosthesis is similar to the graft used in the open surgical procedure except that it is implanted by means of a proprietary, sutureless attachment system. The EGS system is designed to offer a less expensive and less debilitating AAA repair compared to open surgery.

         The Company's procedure requires a small groin incision, called a "cut-down," to access the femoral artery. The EndoGraft prosthesis is delivered to the aneurysm site in a collapsed state by means of a catheter that is introduced through the cut down and then navigated into the aorta using fluoroscopic visualization. Once properly positioned through the AAA, the EndoGraft prosthesis is released and implanted in the aorta by a balloon inflation. The EndoGraft prosthesis is composed of a vascular graft with proprietary attachment systems that consist of self expanding wire frames and a number of anchoring hooks. The attachment systems are designed to create a circumferential seal and anchor the prosthesis to the vessel wall by means of the hooks, much like a line of sutures. The Company believes that the resulting repair is quite similar to open AAA surgery.

         Based on the results of clinical trials to date, the Company believes that its endovascular AAA repair procedure should provide the following advantages over conventional AAA surgery:

         o Lower Mortality and Complication Rates. The Company's endovascular approach should result in lower mortality and complication rates because it is significantly less invasive.

         o Shorter Hospital Stay. The Company's endovascular approach should significantly reduce hospital stays and the need for post-procedure recovery in an intensive care unit. In a recent comparative clinical trial, hospital stays averaged 2.4 days for patients undergoing the Company's procedure compared to
8.2 days for patients undergoing open surgical repair.

         o Faster Recovery and Reduced Convalescence Time. The Company's endovascular procedure should permit faster recovery and reduced convalescence time because it involves significantly less tissue trauma and hemodynamic stress.

         o Lower Cost. The Company's endovascular procedure should result in significantly lower costs primarily as a result of shorter hospital stays.

As a result of these significant advantages, the Company believes that its endovascular procedure will be considered for patients currently treated surgically as well as some patients who elect not to undergo open surgery or who are deemed not to be candidates for open surgery.

THE EVT STRATEGY

         The Company's objective is to become the premier supplier of endovascular surgery products to repair diseased or damaged vascular structures through less invasive endovascular techniques as an alternative to open surgery. Important elements of the Company's strategy include:

         o Achieve First to Market Position. The Company's strategy is to be first to market with endovascular systems to treat AAAs. To the Company's knowledge, it was the first company to receive IDE approval from the FDA to conduct human clinical trials in the United States with such systems. The Company's three products are currently in Phase II clinical trials. Clinical trials are also ongoing in Europe. The Company has received ISO 9001/EN 46001 certification and has submitted an application for a CE mark to allow marketing of its products throughout the European Union. The Company's products are approved for marketing in Australia and Italy.

         o Establish the Endovascular Grafting System as the Standard of Care for AAA Repair. The Company's intent is to establish its products as the standard of care for elective treatment of AAAs. The Company plans to coordinate market rollout by selectively targeting top tier medical institutions and conducting intensive physician training seminars. Through this effort, the Company aims to train well-respected clinical supporters for its procedure and leverage their reputation in the clinical community to generate wider demand. The Company will promote its products at major medical conventions and through advertising and educational support materials.

         o Expand Treatable AAA Patient Population. If it receives regulatory approval of the EGS systems, the Company intends to promote its endovascular procedure for those patients diagnosed but not currently treated for their AAAs. In addition, the Company will endeavor to increase the rate of diagnosis of asymptomatic AAAs by creating public awareness of AAA disease and by supporting the merits of early detection and endovascular treatment.

         o Leverage Core Technology. The Company intends to leverage its core endovascular technology to expand its product offerings for endovascular interventions. The Company intends to focus on increasing the applicability of products for the treatment of AAA and addressing other clinical needs in the field of vascular surgery.

         o Protect and Enhance Proprietary Technology. The Company believes that its patent portfolio may offer a significant competitive advantage. The Company currently has 13 issued United States patents and nine issued foreign patents, and has over 45 pending United States and foreign patent applications. The Company intends to continue its aggressive patent filing strategy and to vigorously defend its intellectual property rights against any infringement.

THE ENDOVASCULAR GRAFTING SYSTEM

         The Endovascular Grafting System comprises the EndoGraft endovascular prosthesis and its delivery catheter. In addition, the Company manufactures certain peripheral devices used before and during the endovascular AAA repair procedure, including the EVT Expandable Sheath and the AngioScale(TM) angiography catheter.

         EndoGraft Endovascular Prosthesis

         The EndoGraft endovascular prosthesis is composed of a vascular graft, similar to a surgical graft, with proprietary attachment systems that consist of self-expanding wire frames and a number of anchoring hooks. The attachment systems are designed to create a circumferential seal and anchor the prosthesis to the vessel wall by means of the hooks, much like a line of sutures. Radiological markers, sutured to the outside wall of the graft, facilitate fluoroscopic visualization of the prosthesis during implantation and x-ray evaluation of the prosthesis after implantation.

         The EndoGraft prosthesis is available in three designs and in a range of sizes to conform to patient anatomy. The Tube EndoGraft prosthesis is designed for the treatment of discrete AAAs with anatomy that allows for attachment below the aneurysm and above the aortic bifurcation. The Bifurcated EndoGraft prosthesis is designed to treat AAAs with insufficient vasculature above the aortic bifurcation to permit attachment and seal of the Tube EndoGraft prosthesis. This prosthesis divides into two limbs that are attached to the iliac arteries below the aortic bifurcation. The Aortoiliac EndoGraft prosthesis is designed to treat vascular anatomy in which one iliac artery is narrowed or extremely tortuous, making it unsuitable for implantation of the limb of a Bifurcated prosthesis. This implant has an aortic trunk and one iliac limb instead of two limbs. Once implanted, blood flow is re-established to the other leg by means of a minimally invasive surgical grafting procedure, which is accomplished through two small groin incisions.

         Delivery Catheter

         The EndoGraft prosthesis is pre-loaded into a delivery catheter that is designed to transport the prosthesis to the aorta and facilitate a controlled, accurate implantation across the aneurysm. This over-the-wire delivery catheter consists of capsules that contain the compressed EndoGraft prosthesis attachment systems, a jacket covering the body of the implant, an implantation balloon that is inflated to seat the attachment system hooks and handle assemblies with controls for implant release and ports for guidewire insertion, contrast injection, and balloon inflation. Given the difference in prosthesis design and function, the Tube, Bifurcated and Aortoiliac delivery catheters differ slightly in configuration and operation.

         A similar procedure is performed for the implantation of a Tube and Aortoiliac EndoGraft prosthesis. Following a surgical incision to expose the femoral artery, the delivery catheter is introduced and navigated over a guidewire into the aorta while the EndoGraft prosthesis is maintained in a collapsed state. Using fluoroscopic visualization, the EndoGraft prosthesis is properly positioned relative to the AAA. The top attachment system is exposed and the hooks are driven into the aortic wall by means of balloon inflations. The bottom attachment system is then exposed and implanted in a similar manner. The delivery catheter is removed from the patient leaving the EndoGraft prosthesis in place. Implantation of a Bifurcated EndoGraft prosthesis involves access through both femoral arteries in order to position the limbs of the implant in the iliac arteries.

         Peripheral Devices

         The EVT Expandable Sheath is designed to facilitate catheter insertions into the femoral artery and provide a conduit for passage of delivery catheters through the peripheral vasculature and into the abdominal aorta. The AngioScale(TM) angiography catheter is used to measure aneurysm anatomy for the purpose of accurately sizing the EndoGraft prosthesis. The Company also manufactures an iliac artery occlusion implant and delivery catheter that is used in conjunction with the Aortoiliac EGS system.

ATTACHMENT SYSTEM FRACTURES AND PRODUCT REDESIGN

         In January 1995, the Company discovered fractures in the attachment system component of the Tube EndoGraft prosthesis during routine follow-up tests. Based on this discovery, the Company suspended its clinical trials worldwide. As of December 31, 1996, a total of 37 patients, representing approximately 41% of 91 patients in whom the Tube EndoGraft prosthesis was implanted prior to February 1995, have experienced attachment system fractures. In eight patients with fractures, including seven patients who also had Perigraft Flow, the Tube EndoGraft prosthesis was removed and the AAA was treated by conversion to open surgical repair. See "Clinical Trials-Tube EGS System." Three patients with fractures have died for reasons unrelated to the attachment system fractures. The remaining patients are closely monitored for fractures or the onset of adverse clinical consequences by their physicians and the Company. Except for the seven patients converted to open surgery, no major adverse clinical consequences have resulted from known fractures to date. There can be no assurance, however, that adverse clinical consequences will not occur in the future, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Following suspension of clinical trials in January 1995, the Company determined that the fractures were caused by metal fatigue resulting from higher than anticipated forces acting on the attachment systems. As a result, the Company implemented a number of significant enhancements to the attachment systems and subjected the redesigned attachment systems to accelerated fatigue testing. There can be no assurance, however, that the accelerated fatigue testing accurately simulates the actual forces present in the human body. The Company is currently conducting Phase II clinical trials of its Tube, Bifurcated, and Aortoiliac EGS systems. International clinical trials are also ongoing. See "-Clinical Trials." Since re-initiating clinical trials, approximately 300 implantation procedures have been performed worldwide with longest patient follow-up now over 15 months.

         The Company expects additional fractures to occur in the non-modified attachment systems. The Company believes, based on tests it has conducted and clinical experience to date, that the redesigned attachment systems should prevent fractures in future implants. However, there can be no assurance that fractures will not occur in the redesigned attachment system, which may not be apparent for a substantial time, or that the Company will not experience additional problems with the redesigned attachment system. Any attachment system fractures that might occur in the redesigned attachment system could result in another suspension or termination of clinical trials which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors - Attachment System Fractures; Suspension of Clinical Trials."

CLINICAL TRIALS

         In the United States the Company is conducting Phase II clinical trials of the Tube, Bifurcated, and Aortoiliac EGS systems. In addition, the Company is conducting clinical trials of its EGS systems in the United Kingdom, Germany, France, The Netherlands, and Sweden. The Company has received ISO 9001/EN 46001 certification and submitted required clinical and technical data in an application for CE mark approval to market of its products throughout the European Community. The application is currently under review by a sanctioned Notified Body. The Company's products are approved for marketing in Australia and Italy.

Tube EGS System

         The Company submitted an IDE to the FDA for the original Tube EGS system in October 1991. The IDE was approved by the FDA in April 1992, and Phase I clinical trials began in February 1993. A total of 17 human cases using the original version of the Tube EGS system were performed.

         Early experience with the Tube EGS system resulted in a decision by the Company to develop a lower profile delivery catheter (i.e., a delivery catheter with a smaller diameter) and a wider range of implant sizes before continuing clinical trials. After making these revisions and receiving FDA clearance, the Company continued human trials with this revised Tube EGS system in November 1993. The Company received FDA approval to initiate U.S. Phase II clinical trials with this system in February 1994. This Phase II comparative trial was partially completed before suspension in January 1995. A total of 19 patients were treated with the Tube EGS system and 13 patients underwent open surgery in the control group. The mean hospital stay for a patient treated with the Tube EGS system was 3.0 days compared to 10.3 days for the patients treated in the surgical control group.

         A total of 85 procedures were performed worldwide with the revised Tube EGS system before suspension of clinical trials in January 1995, including the 19 procedures performed with the Tube EGS system in the U.S. Phase II clinical trial. In 81, or 95% of these 85 procedures, the Tube EndoGraft prosthesis was successfully delivered and implanted. In 35 of 81 successful Tube EndoGraft prosthesis implantations using the revised Tube EGS system, blood flow outside of the implant ("Perigraft Flow"), either from leakage around the attachment site ("Leaks") or back-bleeding from branching arteries ("Branch Flow"), was observed immediately following the procedure. Over time this Perigraft Flow ceased in 17 of the patients, but in the remaining 18 patients, representing 22% of the 81 patients, the Perigraft Flow did not spontaneously resolve. Nine of these patients with persistent Perigraft Flow have been converted to open surgical repair, including seven patients whose implants also had attachment system fractures. Eight of the patients with continuing Perigraft Flow are being monitored by their physicians and the Company for signs of aneurysm enlargement, which would be a clear indication for conversion to standard surgery. One of the patients with continuing Perigraft Flow had aneurysm enlargement and subsequently died from AAA rupture after delays in scheduling conversion to standard surgery because of other health problems.

         In January 1995, the Company voluntarily suspended clinical trials of the Tube EGS system worldwide after discovering fractures in the attachment system component of the Tube EndoGraft prosthesis. After obtaining FDA approval of a redesigned attachment system in October 1995, the Company re-initiated U.S. Phase II clinical trials of the Tube EGS system in November 1995. See "-Attachment System Fractures and Product Redesign."

         In January 1997 the Company reported completion of patient enrollment in the Phase II trial of the Tube EGS system. The trial is designed to directly compare mortality, complications and length of hospital stay in a group of patients treated with the Tube EGS(R) system to a group of control patients undergoing standard AAA surgery. A total of 178 patients, 88 enrolled in the Tube EGS group and 90 surgical control patients, were treated at twenty participating investigative sites, including the University of California at Los Angeles, Northwestern University, New York University, St. Thomas Hospital and the Miami Vascular Institute. In the EGS patient group, the Tube EndoGraft(R) prosthesis was successfully delivered and implanted in 83 or 94% of the 88 attempted procedures. There was no 30 day mortality in the EGS group, compared to a 4.4% mortality rate in the surgical control group. There were no serious complications, defined as the occurrence of myocardial infarction, stroke, renal failure requiring dialysis, or bowel ischemia, reported in the EGS patient group. Three surgical patients or 3.3% of the surgical control group experienced myocardial infarction. There were no other serious complications reported in the surgical control group. The mean hospital stay for patients in the EGS group was
2.4 days compared to 8.2 days for patients who underwent standard AAA surgery.

         Late complications and implant performance will be monitored during a one year follow-up period. All radiological examinations, performed at discharge and throughout the follow-up period, are independently evaluated by a core laboratory at the Cleveland Clinic Foundation. As of December 31, 1996, discharge evaluations had been completed by the core laboratory on 56, or 64% of patients successfully treated in the EGS group. Leaks were noted in 13, or 23% of these patients, and Branch Flow was present in 11, or 20% of patients at discharge. Earlier studies indicate that in nearly 50% of patients, Leaks and Branch Flow spontaneously close.

         The clinical significance of Leaks and Branch Flow is unknown. There can be no assurance that Leaks and Branch Flow or other technical difficulties will not occur in future procedures using the Company's EGS systems or that their existence will not have a material adverse effect on the safety and efficacy of the Tube EGS system, Bifurcated EGS system, Aortoiliac EGS system or any follow-on devices and thereby prevent the Company from obtaining PMA approval from the FDA. The longest follow-up for any Tube EGS system patient is approaching four years.

         As of March 17, 1997, a total of 125 tube procedures have been performed worldwide with the Company's redesigned attachment system.

Bifurcated EGS System

         Following FDA approval of the Company's IDE submission, the Company began Phase I clinical trials of the Bifurcated EGS system in September 1994. Although no fractures were evident in patients treated, worldwide clinical trials of the Bifurcated EGS system were also suspended in January 1995. A total of 12 cases were completed prior to suspension. Upon FDA approval to re-initiate clinical trials using a modified Bifurcated EndoGraft prosthesis incorporating attachment system enhancements similar to those made to the Tube EndoGraft prosthesis, the Company re-started the Phase I clinical trial of the Bifurcated EGS system in December 1995. In June 1995, the Company completed the Phase I trial. A total of 24 patients were treated at five U.S. and two international investigative sites. Six week follow-up data from each patient treated was submitted to the FDA for review.

         Following FDA approval, the Company initiated Phase II clinical trials of the Bifurcated EGS system in August 1996. This trial is similar in design to the Phase II trial of the Company's Tube EGS system, and will utilize data from the surgical control group enrolled in that trial for comparison purposes. As of December 31, 1996, 38 patients had been enrolled in the Bifurcated EGS group. The Company intends to release acute clinical results of the trial after the enrollment phase is complete.

         As of March 17, 1997, a total of 154 bifurcated procedures have been performed worldwide with the Company's redesigned attachment system. While Perigraft Flow has been observed following bifurcated procedures in some patients, preliminary results of the Bifurcated EGS system indicate a reduction in instances of Perigraft Flow as compared to Perigraft Flow following implantation of the Company's Tube EGS system. Although the longest follow-up of patients treated with the Bifurcated EGS system is 30 months, human experience with the Bifurcated EGS system is limited and clinical results are not yet sufficient to assess efficacy.

Aortoiliac EGS System

         Following FDA approval of the Company's IDE submission, and an allowance to bypass Phase I testing, the Company initiated Phase II clinical trials of the Aortoiliac EGS system in November 1996. As of March 17, 1997, 16 Aortoiliac implantation procedures had been performed worldwide with the redesigned attachment system. Human experience with the Aortoiliac EGS system is limited and current clinical results are insufficient to access efficacy and safety.

         The Company's EGS systems for treatment of AAAs are at an early stage of clinical testing, and there can be no assurance as to their clinical safety and efficacy. See "Risk Factors-Early Stage of Clinical Trials; No Assurance of Safety and Efficacy."

RESEARCH AND DEVELOPMENT

         The Company has substantial expertise in the design and development of endovascular grafting devices, including specialized endovascular implants, graft attachment mechanisms, introducer and delivery catheters, vascular graft design and testing, balloon development, metal working and welding, finite element analysis and the modeling of in vivo corrosion/fatigue characteristics.

         The Company is developing second generation EGS systems to enable endovascular treatment of a larger percentage of the AAA patient population including lower profile (i.e., delivery catheters with smaller diameters) Tube, Bifurcated and Aortoiliac EGS systems. These systems should enhance the ability to navigate peripheral vasculature and deliver endovascular grafts to the abdominal aorta. The Company is developing a variety of devices to improve the acute and long-term success of endovascular AAA procedures, including devices designed to facilitate accurate EndoGraft prosthesis placement and to ensure a complete seal between the implant and the underlying aortic or iliac vessel.

         The Company believes that its core technologies are applicable to a wide variety of vascular diseases. For example, the Company has prototyped a Thoracic EGS system to repair aneurysms in the thoracic aorta (the portion of the aorta in the chest). The initial design of this device was developed by the Company and physicians at Stanford University, whose early clinical results of endovascular thoracic aneurysm repair have been published in the New England Journal of Medicine. Development of second generation EGS systems, as well as the Thoracic device, is at an early stage and the Company has not yet submitted IDE's for any of these products. There can be no assurance that any of these systems can be successfully developed, receive FDA clearance, be manufactured on a cost-effective and timely basis, be successfully introduced or achieve market acceptance. See "Risk Factors" for additional information regarding risks generally applicable to the development of new products.

         The Company's research and development expenditures (which include clinical trial, medical, regulatory and product development expenses) for the years ended December 31, 1994, 1995 and 1996 were $7.4 million, $8.1 million, and $12.1 million respectively.

PATENTS AND PROPRIETARY INFORMATION

         The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications. The Company holds 13 issued United States patents and nine issued foreign patents. In addition, the Company has over 45 pending United States and foreign patent applications. The Company believes that issued patents and pending patent applications cover fundamental aspects of its EGS systems. However, no assurance can be given that the patent applications owned by the Company will issue as patents or that any issued patents owned by the Company will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

         The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment, consulting or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

         Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries and related patent applications, and the large number of patents and applications and the fluid state of the Company's development activities make comprehensive patent searches and analysis impractical or not cost-effective. Although the Company has made patent and publication searches in the United States and in foreign countries to determine whether materials, processes or designs used by it or its potential products infringe or will infringe third-party patents, such searches have not been comprehensive. Patents issued and patent applications filed relating to medical devices are voluminous and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents and will not obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company.

         The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease, in particular, have been characterized by substantial competition and litigation regarding patent and other intellectual property rights. It is not uncommon for medical device companies to receive letters from competitors or potential competitors claiming or suggesting intellectual property infringement. The Company has received letters from two medical device companies, Cook, Inc. ("Cook") and InnerDyne Medical, Inc. ("InnerDyne"). The Cook letter, dated July 9, 1993, suggested potential infringement of a Cook-owned patent by future commercial sale of the Company's attachment system component of the EndoGraft prosthesis. The Company has reviewed the Cook matter and the Company believes that no such infringement exists. The InnerDyne letter, dated November 2, 1994, proposed that the Company discuss licensing an InnerDyne-owned patent that InnerDyne believed to be pertinent to the Company's EVT Expandable Sheath. The Company has reviewed the InnerDyne matter and the Company believes that it is not necessary to enter into a licensing arrangement with InnerDyne. There can be no assurance, however, that the Company's products do not infringe upon the patent rights or other intellectual property rights of Cook, InnerDyne or other companies, that the Company will not be required to seek licenses from these or other companies or that these or other companies will not bring claims of infringement against the Company. Although patent and intellectual property disputes in the medical device industry have sometimes been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. There can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Furthermore, any litigation or administrative proceeding could result in substantial costs to the Company and distraction of the Company's management, even if the Company ultimately prevails in such litigation. An adverse ruling in any litigation or administrative proceeding could have a material adverse effect on the Company's business, financial condition and results of operations.

         If any relevant claims of third-party patents are upheld as valid and enforceable, the Company could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each of such patents or to redesign its products or processes to avoid infringement. There can be no assurance that such licenses would be available at all or available on terms acceptable to the Company or that the Company could redesign its products or processes to avoid infringement. Litigation may be necessary to defend against claims of infringement, to enforce patents issued to the Company or to protect trade secrets and could result in substantial cost to, and diversion of effort by, the Company.

MANUFACTURING

         The Company manufactures its products at its Menlo Park, California facility. The Company believes that its facility has sufficient capacity to meet the Company's anticipated manufacturing needs for the next 9 months. The Company believes that, if marketing approvals of its EGS systems are obtained, it should be able to manufacture commercial quantities of its products at a reasonable cost. However, the manufacture of the Company's products is a complex and costly operation involving a number of separate processes and components. Certain manufacturing processes of the EGS systems are labor intensive and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. There can be no assurance that the Company will be able to achieve anticipated cost reductions in the manufacture of its products. To date, the Company's manufacturing activities have consisted primarily of producing limited quantities of products for use in clinical trials and controlled market release, and the Company does not have experience in manufacturing its products in commercial quantities.

         The Company purchases certain components from various independent suppliers that are either standard components or are built to the Company's specifications. As a result of a concerted effort by the Company to develop multiple supplier contingency plans, most purchased components and processes are available from more than one vendor. However, certain components and processes are manufactured or provided by single source suppliers. The Company utilizes raw materials manufactured by third parties, including Dow Chemical and DuPont, in its products. In recent years, in the wake of litigation surrounding silicone breast implants, both Dow Chemical and DuPont have ceased supplying these materials for implantable medical devices. Although the Company has a significant inventory of these materials, there can be no assurance that use of these materials will not be restricted or that the Company will have access to these raw materials in the future. The Company has and will continue to consider, as appropriate, the internal manufacture of components and processes currently provided by third parties, as well as the implementation of new production processes. The Company's facility is subject to periodic inspections by state and federal regulatory authorities. See "Risk Factors-Dependence on Key Suppliers; Limited Manufacturing Experience" and "-Government Regulation; Significant Time Before Submission of any PMA."

SALES AND MARKETING

         The Company believes that most endovascular AAA procedures in the United States will be performed in a small percentage of all hospitals. If marketing approval is obtained, the Company believes that it can market its products to these hospitals with a moderately sized direct field organization. The Company currently has three sales and marketing employees. Once established, the domestic sales and marketing organization will focus on the leading institutions where aneurysm surgery is frequently performed. If regulatory approval is obtained, the Company intends to provide clinical education and training programs to educate practitioners regarding the capabilities and uses of the Company's products. In addition, the Company will continue to sponsor, at leading medical institutions, clinical trials and research programs that support clinical and technical development and regulatory approval of its products.

         Foreign markets are serviced currently by seven independent distributors covering more than ten countries in Europe, Asia and Australia. These independent distributors have the exclusive right to distribute the Company's products within a defined territory. The Company's foreign distributors generally purchase the Company's products during clinical trials at an agreed upon contract price. If regulatory approval of the Company's products is obtained, the Company's products will be purchased at a discount from list price and resold to hospitals and clinics. Sales under the agreements are denominated in U.S. dollars. Foreign sales are subject to certain risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations.

         If FDA approval to market the device is obtained, the Company plans to coordinate market rollout by selectively targeting top tier institutions and conducting intensive physician training seminars. Through this effort, the Company hopes to train well-respected clinical supporters for this procedure and leverage their reputation in the clinical community to generate wider demand. In addition, the Company intends to promote its products at major medical conventions and through advertising and educational product support materials.

         See "Risk Factors-Lack of Sales and Marketing Experience; Planned Dependence on International Distributors."

COMPETITION

         The Company expects that significant competition in the endovascular grafting market will develop. There are many large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company, focusing on the development of endovascular technology. Many of these companies have vascular stents, as well as vascular graft and catheter technologies that may be applicable to endovascular repair. The Company may compete against a number of these companies including: Boston Scientific Corporation; Medtronic Corporation; Pfizer Corporation; Johnson & Johnson; C.R. Bard, Inc.; and United States Surgical Corporation. Several companies have designed and developed products that compete directly with the Company's products. There can be no assurance that one or more of these or other companies will not develop technologies that are more effective or less costly than the Company's products, or that would otherwise render the Company's products and technology non-competitive or obsolete. Such competition could have a material, adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products could be rendered obsolete as a result of future innovations in AAA surgical techniques, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors in the market for endovascular grafting products are safety, long-term efficacy, ease of delivery, reliability, innovation and price. The Company also believes that physician relationships and customer support are important competitive factors. Although the Company believes that it is the first to design, develop and initiate clinical trials of endovascular graft products for the treatment of AAAs in the United States, and, therefore, has a competitive advantage in the U.S. market, there can be no assurance that this competitive position will be maintained or that the Company will be first to market or ever market endovascular products for the treatment of AAAs in the United States.

GOVERNMENT REGULATION

United States

         The Company's EGS systems are regulated in the United States as medical devices. As such, the Company is subject to extensive regulation by the FDA. Pursuant to the Federal Food, Drug, and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "Act"), the FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, proceedings to detain products, fines, injunctions, civil and criminal penalties against the Company, its officers and its employees, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals and a recommendation by the FDA that the Company not be permitted to enter into government contracts. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed devices).

         Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through either a 510(k) notification or a premarket approval ("PMA") application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for PMAs. A 510(k) notification must contain information to support a claim of substantial equivalence which may include laboratory test results or the results of clinical studies of the device in humans. Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past and is more likely to require the submission of human clinical study data. It generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category.

         A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive data, including preclinical and human clinical trial data to demonstrate the safety and efficacy of the device. If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, but not the FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

         The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements.

         If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an "approvable letter" containing a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case PMA approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

         Use of a medical device for applications not covered in a 510(k) notification or a PMA, or modifications to a device that has been cleared to market through a 510(k) notification or an approved PMA, its labeling, or its manufacturing process, may require submission of a new 510(k) notification, a new PMA or a PMA supplement. New 510(k) notifications, PMAs or PMA supplements often require the submission of the same type of information required for the original submission except that it is generally limited to that information needed to support the proposed change from the product covered by the original submission. There can be no assurance that the Company will be able to obtain necessary regulatory approvals, including approval of a PMA for any of its EGS systems or any subsequent modifications to these systems, on a timely basis, or at all. Regulatory approvals, if granted, may include significant limitations on the intended uses for which the product may be marketed. Delays in receipt of or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations and could result in cessation of the Company's business.

         The Company believes that FDA approval of a PMA application is required before any EGS system can be marketed in the United States. In January 1995, the Company voluntarily suspended clinical trials of the Tube and Bifurcated EGS systems, pursuant to FDA-approved IDEs, after discovering attachment system fractures in some of the Tube EndoGraft prostheses. The Company notified the FDA of the voluntary suspension and began redesigning attachment systems to prevent future fractures. The Company submitted numerous IDE supplements to the FDA describing the Company's corrective actions and the modifications made to the attachment systems. After obtaining FDA approvals to re-initiate clinical trials, the Company resumed clinical trials of the Tube and Bifurcated EGS systems in November and December 1995, respectively, and is currently conducting such trials to collect data to support PMA applications. There can be no assurance that similar design problems necessitating suspension of clinical trials will not occur in the future. Any such problems, if they occur, will have a material adverse effect on the Company's business, financial condition and results of operations, and could result in cessation of the Company's business. See "-Attachment System Fractures and Product Redesign."

         Results from clinical trials of the Company's Tube EGS system, revised in November 1993, have indicated that blood flow outside the implant ("Perigraft Flow") does not spontaneously resolve in 22% of patients in whom the Tube EndoGraft prosthesis has been implanted. Perigraft Flow consists of both leakage around the attachment site ("Leaks") and the back-bleeding from branching arteries ("Branch Flow"). The clinical significance of Perigraft Flow is unknown at this time. There can be no assurance that the existence of Perigraft Flow will not have a material adverse effect on the Company's ability to demonstrate the safety and efficacy of the Tube EGS or any follow-on devices and thereby prevent the Company from obtaining approval of a PMA application. See "Business-Clinical Trials." At the earliest, the Company anticipates filing PMAs for the Tube, Bifurcated, and Aortoiliac EGS systems in 1998. There can be no assurance as to when, or if, the Company will complete clinical trials of any of its EGS systems or that data from such trials, if completed, will be adequate to support approval of a PMA. Furthermore, there can be no assurance that the Company will be able to obtain PMA approval on a timely basis, or at all, and delays in the receipt of or failure to receive such approvals would have a material adverse effect on the Company's business, financial condition and results of operations, and could result in cessation of the Company's business.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The Act requires devices to be manufactured in accordance with Good Manufacturing Practices ("GMP") regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the GMP regulations that would, among other things, require design controls and maintenance of service records, which if finalized, would likely increase the cost of complying with GMP requirements.

         Labeling and promotion activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. The Company's facilities have been inspected by State of California regulatory authorities pursuant to granting a California Device Manufacturing License, but not, to date, by the FDA. No assurance can be given that the Company's facilities will be in compliance in all material respects with the applicable state or federal requirements.

         The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

         Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition, or results of operations.

International

         Sales of EGS systems outside of the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. The current rules provide that, in order to obtain FDA export approval, the Company must provide the FDA with documentation from the medical device regulatory authority of the importing country stating that the import of the device is not a violation of that country's medical device laws. The Company has, where necessary, applied for and received such permits for its EGS systems and is currently conducting clinical trials in the United Kingdom, France, Germany, The Netherlands, and Sweden. The Company is in the process of seeking approval to initiate clinical trials in Canada and Japan. In Europe, the Company must obtain certifications necessary to enable the CE mark to be affixed to the EGS systems, which, if obtained, would allow the Company to market them throughout the European Union. The Company has submitted an application for a CE Mark covering its EGS product family. Additionally, to market products in Europe the Company is required to maintain ISO 9001/EN 46001 certification subject to periodic surveillance audits. The Company is ISO 9001/EN 4600 certified and has, to date, successfully passed three surveillance audits.

         The Company, through its Japanese distributor, intends to conduct clinical trials in Japan that will form the basis for an application for approval to market the EGS systems in Japan. The distributor will be responsible for management of clinical trials and obtaining regulatory approval, and such approval will therefore be outside of the Company's control. Accordingly, there can no assurance as to when or whether such approval will be received. Other countries in which the Company intends to market EGS systems may adopt regulations in the future that could prevent the Company from marketing its EGS systems in those countries. In addition, the Company may be required to spend significant amounts of capital in order to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of capital in order to obtain FDA and foreign regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its EGS systems in the United States or foreign countries.

         Foreign regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, certain foreign regulatory authorities may impose numerous other requirements, including manufacturing requirements, with which medical device manufacturers must comply. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. Ongoing compliance with applicable regulatory requirements is monitored by foreign regulatory bodies. Changes in existing rules or adoption of new rules or policies could prevent the Company from obtaining, or affect the timing of, foreign regulatory approvals or clearances.

THIRD-PARTY REIMBURSEMENT

         In the United States, the Company's products, if approved, will be purchased primarily by medical institutions which then bill various third-party payers such as Medicare, Medicaid and other government programs and private insurance plans for the healthcare services provided to their patients. In considering reimbursement for a new healthcare item or service, these payors typically must decide whether to cover the item or service and how much to pay if the item or service is covered.

Coverage

         In general, to be covered by Medicare, a health care item or service must be "reasonable and necessary" for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part. This has been interpreted to mean that the item or service must be safe and effective, not experimental or investigational (except under certain limited circumstances involving devices furnished pursuant to an FDA-approved clinical trial), and appropriate. Medicaid, Blue Cross and Blue Shield plans, commercial insurers, and other third-party payors generally have limitations on coverage that are similar to those of Medicare.

         Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. However, under a new policy effective November 1, 1995, Medicare coverage will not be precluded for items and related services involving devices that have been classified by the FDA as non-experimental/investigational ("Category B") devices and that are furnished in accordance with FDA-approved protocols governing clinical trials. Even with items or services involving Category B devices, however, Medicare coverage may be denied if any other coverage requirements are not met, for example if the treatment is not medically needed for the specific patient. On November 1, 1995, the FDA indicated that it had assigned the IDE covering the current clinical trials for the Tube EGS system and the IDE covering the current clinical trial for the Bifurcated EGS system to Category B, and therefore Medicare reimbursement is potentially available for these devices and related services. The IDE covering the Company's Aortoiliac EGS system has been similarly assigned to Category B. There can be no assurance, however, that these devices and related services will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operations.

         Even if a device has received approval or clearance for marketing by the FDA, there is no assurance that Medicare will cover the device and related services, or Medicare may place certain restrictions on the circumstances in which coverage will be available. In making such coverage determinations, the Health Care Financing Administration ("HCFA"), which administers the Medicare program, and HCFA's contractors, consider, among other things, peer-reviewed articles concerning the safety and effectiveness of the device, the opinions of medical specialty societies, and input from the FDA, the National Institutes of Health, and other government agencies. There is no assurance that once the Company's products are commercially available, they will be covered by Medicare and other third-party payors. Limited coverage of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

Payment

         Acute care hospitals are now generally reimbursed by Medicare for inpatient operating costs under a prospective payment system ("PPS"). Under PPS, acute care hospitals receive a prospectively determined payment amount of the operating costs associated with each covered inpatient stay of a Medicare beneficiary; this amount is based upon the Diagnosis-Related Group ("DRG") to which the patient is assigned based on such factors as the patient's primary diagnosis and procedures performed, regardless of the actual cost of the services provided. There are currently 495 DRGs, and the DRG classification system is designed to include in each DRG cases that generally are relatively homogeneous with respect to clinical characteristics and resource use. Since PPS rates are predetermined, and generally paid irrespective of a hospital's acute costs in furnishing care, acute care hospitals have incentives to lower their inpatient costs by purchasing equipment and supplies that will reduce the length of inpatient stays, decrease labor costs, or otherwise lower their costs relative to the payment they will receive for the patient's DRG. HCFA has not made any decision concerning which DRG will be generally assigned to patients who undergo AAA diagnosis and endovascular repair procedures in which the Company's products are used, and there can be no assurance that the DRG to which such patients will be assigned will result in Medicare payment levels that are considered by hospitals to be adequate. Because the DRG system is also used by other government and private payors, HCFA's decision concerning the DRG assignment for these patients also may affect the amount of payment made by other payors.

         Physician services are reimbursed by Medicare based on a physician fee schedule whereby payment is based on the number of "relative value units" assigned to the service furnished by the physician as coded under the CPT-4 coding system. No decision has been made concerning whether existing CPT-4 codes would be appropriate for use in coding AAA diagnosis and endovascular repair procedures in which the Company's products are used or, if new codes are required, how many relative units would be assigned to the new codes. There is no assurance that the codes that will be used for submitting claims for endovascular AAA procedures using the Company's products will result in Medicare payment levels that physicians consider to be adequate. These codes and their associated weights are used by many other third-party payors in addition to Medicare.

         Failure by hospitals and physicians to receive what they consider to be adequate reimbursement for AAA diagnosis and repair procedures in which the Company's products are used would have a material adverse effect on the Company's business, financial condition and results of operations.

         While the Company is pursuing CE mark approval to market its products in the European Union and similar marketing approvals in non-European Union countries such as Japan, marketing approval does not guarantee that hospitals will be reimbursed for procedures involving the Company's products. Reimbursement approval must be obtained from the government of each country in which the Company's products are marketed. There can be no assurance that such reimbursement approval will be received.

PRODUCT LIABILITY AND INSURANCE

         Medical device companies are subject to a risk of product liability and other liability claims if the use of their products results in personal injury claims. The Company's products are used in new procedures, often in situations where there is a high degree of risk of serious injury or death. To date, the Company has not experienced any product liability claims. However, there can be no assurance that such a claim will not be brought against the Company either for injuries occurring in the past or in the future, including but not limited to injuries due to attachment system fractures in the Tube or Bifurcated EGS systems. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $4 million. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, or at all. See "Risk Factors-Product Liability and Availability of Insurance."

EMPLOYEES

         As of December 31, 1996, the Company had a total of 143 employees, including 73 in manufacturing, 16 in quality and regulatory affairs, 34 in research and development and clinical affairs, 5 in medical affairs, 12 in administration and 3 in sales and marketing. The Company believes that its future success will depend on its ability to attract and retain qualified personnel. No Company employee is represented by a labor union, and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

SCIENTIFIC ADVISORY BOARD

         The Company has a Scientific Advisory Board consisting of leading physicians in the field of vascular surgery. Scientific Advisory Board members consult with the engineers, physicians, and scientists at the Company and advise the Company on the specification and design of the Company's products and clinical trials. The members of the Scientific Advisory Board are prominent scholars in their field and, as a result, may serve as consultants to a variety of companies. Because the scientific advisors may have consulting or advisory positions with companies that may be competitors of the Company, each member of the Scientific Advisory Board has entered into a confidentiality arrangement with the Company. The Company's Scientific Advisory Board includes:

         Robert B. Rutherford, M.D., is a tenured Professor of Surgery and Chairman Emeritus of the Section of Vascular Surgery at the University of Colorado School of Medicine, and past President of the North American Chapter of the International Society for Cardiovascular Surgery. Dr. Rutherford is the Editor of Vascular Surgery, the leading textbook in the field now in its fourth edition, and is the Senior Editor of the Journal of Vascular Surgery. He has an international reputation as an authority in the treatment of abdominal aortic aneurysms and arterial occlusive disease of the lower extremities.

         Jerry Goldstone, M.D., is a full Professor in the Section of Vascular Surgery at the University of California, San Francisco. Dr. Goldstone was previously the Chairman of the Section of Vascular Surgery at that institution as well as the University of Arizona. Dr. Goldstone was the Secretary and is currently the President of the North American Chapter of the International Society for Cardiovascular Surgery. Dr. Goldstone is on the editorial boards of the Journal of Vascular Surgery and the Journal of Endovascular Surgery, and is the editor of Perspectives in Vascular Surgery.

         Richard Kempczinski, M.D., is a Professor of Surgery and past Chairman of the Section of Vascular Surgery at the University of Cincinnati. Dr. Kempczinski is on the editorial board of the Journal of Vascular Surgery and is the past president of the Midwest Vascular Society. Dr. Kempczinski has extensive background in research and prospective clinical trials and computer applications in medicine.

         John Porter, M.D., is a Professor and Chairman of the Section of Vascular Surgery at the University of Oregon. Dr. Porter is an Associate Editor of Annals of Vascular Surgery and is the Recorder for the Society for Vascular Surgery.

         The Scientific Advisory Board meets formally as a group on a periodic basis. In addition, the Company meets informally with individual members on a more frequent basis which varies from time to time depending on each member's area of expertise and on the Company's ongoing research and development, clinical and marketing programs. All member of the Scientific Advisory Board receive compensation from the Company. No members of the Scientific Advisory Board actively participates as a clinical investigator in any of the Company's clinical trials.

RISK FACTORS

Early Stage of Clinical Trials; No Assurance of Safety and Efficacy

         The Company's EGS systems for endovascular abdominal aortic aneurysm
(AAA) repair are at an early stage of clinical testing. There can be no assurance that the Company's products will prove to be safe and effective in clinical trials or will ultimately be cleared for marketing by United States or foreign regulatory authorities. The Company does not expect to submit a PMA for any of its EGS systems until 1998, and there can be no assurance that the Company will ever submit a PMA or that, if submitted, such PMA will be approved by the FDA. If the Tube, Bifurcated or Aortoiliac EGS systems do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize either system successfully, the Company's business, financial condition and results of operations will be materially adversely effected and cessation of the Company's business could occur.
See "Business - Clinical Trials."

         During the course of its clinical trials, the Company identifies technical difficulties and areas of improvement for its products. The clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. For example, the Company continues to observe blood flow outside the implant ("Perigraft Flow") in patients treated with the Tube and Bifurcated EGS systems. See "Business - Clinical Trials." The clinical significance of Perigraft Flow is unknown. There can be no assurance that Perigraft Flow or other difficulties will not have a material adverse effect on the safety and efficacy of the Company's EGS systems or any follow-on devices and thereby prevent the Company from obtaining PMA approval from the FDA.

Attachment System Fractures; Suspension of Clinical Trials in January 1995

         In January 1995, the Company discovered fractures in the attachment system component of the Tube EndoGraft prosthesis during routine follow-up tests. Based on this discovery, the Company suspended its clinical trials worldwide. As of December 31, 1996, a total of 37 patients, representing approximately 41% of 91 patients, implanted prior to February 1995, with the Tube EndoGraft prosthesis in place for more than six weeks, have experienced attachment system fractures. In eight patients with fractures, the Tube EndoGraft prosthesis was removed and the AAA was treated by open surgery. Three patients with fractures have died for reasons unrelated to the attachment system fractures. The remaining patients are closely monitored by their physicians and the Company for fractures or the onset of adverse clinical consequences. The Company expects additional fractures to occur in these attachment systems. There can be no assurance that additional adverse clinical consequences will not occur in the future, which could result in the suspension of clinical trials or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

         Following suspension of clinical trials in January 1995, the Company determined that the fractures were caused by metal fatigue resulting from higher than anticipated forces acting on the attachment systems. As a result, the Company implemented a number of significant modifications to the attachment systems and subjected the redesigned attachment systems to accelerated fatigue testing. There can be no assurance, however, that the accelerated fatigue testing accurately simulates the actual forces present in the human body. In addition, there can be no assurance that fractures will not occur in the redesigned attachment systems, which may not be apparent for a substantial period of time, or that the Company will not experience additional problems with the redesigned attachment systems. Any future attachment system fractures that might occur could result in another suspension or termination of clinical trials, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Operating History; History of Losses; Substantial Additional Losses; Fluctuations in Operating Results

         The Company has a limited history of operations. Since its inception in June 1989, the Company has been primarily engaged in research and development of the EGS systems. The Company has experienced significant operating losses since inception, and as of December 31, 1996, the Company's accumulated deficit was approximately $37.5 million. The Company will incur substantial additional losses until it can achieve significant commercial sales of its EGS systems which are dependent on a number of factors, including receipt of marketing approval. There can be no assurance that any of the EGS systems or any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, results of operations have varied and are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the results of clinical trials, the introduction and market acceptance of products by the Company or competitors, the results of regulatory and reimbursement actions, the timing of orders by distributors, the expenditures incurred in the research and development of new products, competitive pricing and the expansion of manufacturing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Government Regulation; Significant Time Before Submission of any PMA

         The Company's EGS systems are subject to extensive regulation by the FDA and most foreign governments. The Company does not anticipate filing a PMA for any of the EGS systems until 1998 and does not anticipate receiving approval for at least one or two years after a PMA is accepted for filing, if at all. There can be no assurance as to when, or if, the Company will complete clinical trials of any of its EGS systems or that data from such trials, if completed, will be adequate to support approval of a PMA. See "-Early Stage of Clinical Trials; No Assurance of Safety and Efficacy" and "-Attachment System Fractures; Suspension of Clinical Trials." Furthermore, there can be no assurance that the Company will be able to obtain PMA approval on a timely basis, or at all, and delays in the receipt of or failure to receive such approvals would have a material adverse effect on the Company's business, financial condition and results of operations and could result in cessation of the Company's business.

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

Need for Substantial Additional Capital

         The Company's development efforts have consumed substantial capital to date. The Company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of clinical trials; the timing and costs of filing future IDEs, PMAs and PMA supplements; the timing and costs required to receive both domestic and international governmental approvals; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; and the costs of developing marketing and distribution capabilities, if regulatory approvals are received. In February 1997, the Company entered into a credit agreement pursuant to which the Company may borrow up to $30,000,000 (the "Funds"), subject to the terms and conditions of the credit agreement. The Company believes that the amount of Funds available thereunder, together with existing cash, cash equivalents and short-term investments will allow the Company to meet capital requirements for at least the next 12 months. However, the credit agreement requires the Company to satisfy certain conditions, the failure of which would prevent the Company from drawing the Funds. Furthermore, any default by the Company under the credit agreement would result in the acceleration of the Company's obligation to repay any drawn Funds. In the event that the Company is unable to borrow Funds under the credit agreement or repay Funds previously borrowed on an accelerated basis, the Company's business, financial condition and results of operations could be materially adversely affected. Furthermore, the Company may be required to seek additional debt or equity financing. Issuance of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Dependence on Key Suppliers; Limited Manufacturing Experience

         The Company uses or relies on sole source suppliers for certain components and services used to manufacture its EGS systems. The Company utilizes materials supplied by third parties, including raw material manufactured by Dow Chemical Co. ("Dow Chemical") and DuPont, in its products. In recent years, in the wake of litigation surrounding silicone breast implants, both Dow Chemical and DuPont have ceased supplying chemical raw materials for use in implantable medical devices, including DuPont raw material used to produce the graft material utilized in the Company's EndoGraft prostheses. There can be no assurance that use of such graft material by the Company will not be restricted or that the Company will be able to obtain additional quantities of such graft material in the future. Moreover, the continued use by the Company of graft material based on chemical raw materials manufactured by third parties could subject the Company to liability exposure. The Company believes that the cessation of the supply of components and materials for implantable medical devices may be addressed through legislative action. There can be no assurance that such legislative action will occur on a timely basis, if at all. The establishment of additional or replacement suppliers for certain of these components of raw materials cannot be accomplished quickly, particularly because of the time and effort required to obtain FDA approval to use materials from alternative suppliers. Although the Company routinely attempts to identify primary and alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition and results of operations.

         The Company manufactures its products at its Menlo Park, California facility. To date, the Company's manufacturing activities have consisted primarily of producing limited quantities of products for use in clinical trials and controlled market release. The manufacture of the Company's products is a complex and costly operation involving a number of separate processes and components. Certain manufacturing processes of the EGS systems are labor intensive and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. There can be no assurance that the Company will be able to achieve cost reductions in the manufacture of its products. The Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company receives PMA approval. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of qualified personnel. The Company has and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when and if such efforts are undertaken, and thereby materially and adversely affect the Company's business, financial condition and results of operations.

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

Competition

         The Company expects that significant competition in the endovascular grafting market will develop. There are many large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company, focusing on the development of endovascular technology. Many of these companies have vascular stents, as well as vascular graft and catheter technologies that may be applicable to endovascular repair. The Company may compete against a number of these companies including: Boston Scientific Corporation; Medtronic Corporation; Pfizer Corporation; Johnson & Johnson; C.R. Bard, Inc.; and United States Surgical Corporation. Several companies have designed and developed products that compete directly with the Company's products. There can be no assurance that one or more of these or other companies will not develop technologies that are more effective or less costly than the Company's products, or that would otherwise render the Company's products and technology non-competitive or obsolete. Such competition could have a material, adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products could be rendered obsolete as a result of future innovations in AAA surgical techniques, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speeds with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors in the market for endovascular grafting products are safety, long-term efficacy, ease of delivery, reliability, innovation and price. The Company also believes that physician relationships and customer support are important competitive factors. There can be no assurance that the Company's competitive position will be maintained or that the Company will be first to market endovascular products for the treatment of AAA's in the United States.

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

Product Liability and Availability of Insurance

         The clinical use and sale of the Company's products involve significant risk of product liability claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms or at all. While there have been no product liability claims to date, there can be no assurance that a product liability claim will not be brought against the Company either for injuries occurring in the past or in the future, including, but not limited to, injuries due to fractures in the attachment system of the Tube EndoGraft prosthesis. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "-Attachment System Fractures."

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

Anti-takeover Effects of Certain Charter Provisions, Delaware Law and Rights
Plan

         Under the Company's Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, may have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Common Stock at a premium over the market price of the Common Stock and may adversely affect the market price of and the voting or other rights of the holders of the Common Stock. The Company has no present plans to issue shares of Preferred Stock. In addition, the Company's Certificate of Incorporation provides for a classified Board of Directors such that approximately only one-third of the members of the Board are elected at each annual meeting of stockholders. Classified Boards may have the effect of delaying, deferring or discouraging changes in control of the Company. Further, certain provisions of the Company's Bylaws and of Delaware law could discourage, delay or prevent a merger, tender offer or proxy contest involving the Company. Furthermore, the Company has adopted a stockholder rights plan that, in conjunction with certain provisions of the Company's charter documents and Delaware law, could delay or make more difficult a merger, tender offer, or proxy contest involving the Company.

Absence of Dividends

         The Company has never paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, the Company entered into a credit agreement in February, 1997, pursuant to which the Company the Company has agreed not to make or declare any dividends on the Common Stock for so long as it is indebted under such credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 2.  PROPERTIES

         The Company leases approximately 40,000 square feet in Menlo Park, California. This facility contains approximately 10,000 square feet of manufacturing space, 27,000 square feet used for research and development and 3,000 square feet devoted to administrative offices. This facility is leased through May 1999. The Company believes that this facility is adequate to meet its current and anticipated requirements for the next 9 months. The Company intends to lease additional space when it becomes necessary to expand its facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and key employees of the Company are:

NAME                                       AGE                       POSITION
----                                       ---                       --------
W. James Fitzsimmons...........             40      President and Chief Executive Officer
G. Bradley Cole................             41      Vice President, Finance and Chief Financial Officer
Elizabeth A. McDermott.........             38      Vice President, Research and Development
Jeffrey W. Jarvela.............             39      Vice President, Manufacturing
Lori E. Adels, Ph.D............             38      Vice President, Regulatory  Affairs and Quality
                                                    Assurance
Victor M. Bernhard, M.D........             69      Vice President, Medical Affairs
Ronald R. Giannotti............             36      Vice President, Sales and Marketing

-------------------------

         Mr. Fitzsimmons has served as President, Chief Executive Officer and a member of the Board of Directors since October 1991. From December 1989 to September 1991, Mr. Fitzsimmons was Director of the Electro-cardiography division of Physio-Control Corporation, then a wholly owned subsidiary of Eli Lilly and Company ("Eli Lilly"). From December 1987 to November 1989, Mr. Fitzsimmons was engaged in merger and acquisition activities for the Medical Device and Diagnostics division of Eli Lilly, where he initiated the acquisition of Devices for Vascular Intervention. Mr. Fitzsimmons is a director of VNUS Medical Technologies, Inc., a privately held medical device company. Mr. Fitzsimmons holds a B.S. in Biology-Premedical and an M.B.A. from Seattle University.

         Mr. Cole joined the Company in July 1994 as Vice President, Finance and Chief Financial Officer. From December 1988 to February 1994, Mr. Cole served as Vice President and Chief Financial Officer of Applied

Biosystems Incorporated, a publicly traded life science systems company acquired by Perkin-Elmer Corporation in February 1993. Mr. Cole holds a B.S. in Business Administration from Biola University and an M.B.A. from San Jose State University.

         Ms. McDermott joined the Company in October 1996 as Vice President, Research and Development. From February 1994 to September 1996, Ms. McDermott served as Vice President, Research and Development of Pilkington Barnes Hind. From January 1984 to February 1994, Ms. McDermott was employed by Advanced Cardiovascular Systems, Inc., then a wholly owned subsidiary of Eli Lilly, where she held various positions including Director of Research and Development and Director of Regulatory and Clinical Affairs. Ms. McDermott holds a B.S. and an M.S. in Biomedical Engineering from Case Western Reserve University.

         Mr. Jarvela joined the Company in April 1992 as Vice President, Manufacturing. From January 1986 to March 1992, Mr. Jarvela was an employee at Advanced Cardiovascular Systems, Inc., then a wholly owned subsidiary of Eli Lilly, where he held various positions in industrial engineering, facilities, research and development and manufacturing, including Director of Pilot Operations, where he managed clinical product manufacturing. Mr. Jarvela holds a B.S. in Industrial Engineering from the General Motors Institute.

         Dr. Adels has served as Vice President, Regulatory Affairs and Quality Assurance since March 1995. From July 1992 to March 1995, Dr. Adels served as Director of Regulatory Affairs and Quality Assurance. From November 1989 to July 1992, Dr. Adels was Manager of Clinical and Regulatory Affairs for Pfizer/Shiley. Dr. Adels holds a Ph.D. in Psychobiology from the University of California at Irvine and a B.A. in the Biological Basis of Behavior from the University of Pennsylvania.

         Dr. Bernhard joined the Company in August 1994 as Vice President, Medical Affairs. From July 1984 to July 1994, Dr. Bernhard was Professor of Surgery and Chairman of the Vascular Surgery Section at the University of Arizona College of Medicine. Dr. Bernhard is a member of the Society for Vascular Surgery and past president of the Western Vascular Society. Dr. Bernhard was on the Editorial Board of the Journal of Vascular Surgery and has authored one textbook, 42 chapters in textbooks and scholarly books, and over 140 scientific publications in the field of vascular surgery. Dr. Bernhard holds a B.S. in Science from Northwestern University and an M.D. from the Northwestern University School of Medicine.

         Mr. Giannotti joined the Company in March 1996 as Vice President, Sales and Marketing. From September 1991 to September 1995, Mr. Giannotti was Vice President of Sales and Marketing for the Edwards Critical Care Division of Baxter Healthcare Corporation. Prior to September 1991, Mr. Giannotti was Director of Sales and Product Manager for Applied Medical Resources, Inc. Mr. Giannotti holds a B.A. in Finance from the University of Southern California.

                                    PART II

ITEM 5.        MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq Stock Market under the symbol "EVTI." The high and low closing prices of the Company's common stock since the initial public offering on February 6, 1996 for the period ending December 31, 1996 are as follows:

YEAR ENDED DECEMBER 31, 1996                       HIGH              LOW
----------------------------                       ----              ---
First Quarter                                     $11.75              $9.50
Second Quarter                                     15.25               9.50
Third Quarter                                      12.88               9.25
Fourth Quarter                                     12.75               8.50

         At December 31, 1996, there were 128 stockholders of record, excluding the number of beneficial owners whose shares were held in street name.

         To date, the Company has not paid any cash dividends on shares of its capital stock. The Company does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company entered into a credit agreement in February 1997, pursuant to which the Company has agreed not to make or declare any dividends on the Common Stock for so long as it is indebted under such credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

                         SELECTED FINANCIAL INFORMATION

         The selected financial information set forth below should be read in conjunction with the Company's Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The selected financial data presented below have been derived from the Company's financial statements that have been audited by Arthur Andersen LLP independent public accountants, as indicated in their report included elsewhere herein.

                                                                            YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                       1992           1993           1994           1995           1996
                                                   -----------    -----------    -----------    -----------    -----------
                                                                  (dollars in thousands, except per share data)
Statement of Operations Data
Net product sales ..............................   $        --    $        --    $        --    $        --    $     1,159
Cost of goods sold .............................            --             --             --             --         (1,345)
                                                   -----------    -----------    -----------    -----------    -----------
     Gross margin (deficit) ....................   $        --    $        --    $        --    $        --           (186)

Operating costs and expenses:
              Research and development .........   $     1,557    $     3,517    $     7,379    $     8,094         12,084
              General and administrative .......           516            724            961          1,004          2,427
                                                   -----------    -----------    -----------    -----------    -----------
Total operating costs and expenses .............         2,073          4,241          8,340          9,098         14,511
                                                   -----------    -----------    -----------    -----------    -----------
Loss from operations ...........................        (2,073)        (4,241)        (8,340)        (9,098)       (14,697)
              Interest income (expense) ........           139            185            460            836          1,160
                                                   -----------    -----------    -----------    -----------    -----------
Net loss .......................................   $    (1,934)   $    (4,056)   $    (7,880)   $    (8,262)   $   (13,537)
                                                   -----------    -----------    -----------    -----------    -----------
Pro forma net loss per share(1) ................   $     (0.51)   $     (0.90)   $     (1.40)   $     (1.31)   $     (1.66)
Shares used in computing pro forma
              net loss per share (1) ...........     3,831,000      4,504,000      5,633,000      6,323,000      8,179,000

                                                                                 DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                       1992           1993           1994           1995           1996
                                                   -----------    -----------    -----------    -----------    -----------
Balance Sheet Data:
Cash, cash equivalents and securities
      available-for-sale........................   $     2,589    $    10,685    $    17,493    $    10,149    $    17,859
Working capital ................................         2,547         10,570         17,328          9,384         16,695
Total assets ...................................         3,273         11,777         18,932         11,727         20,952
Total liabilities ..............................           100            484            731          1,466          2,278
Accumulated deficit ............................        (3,807)        (7,863)       (15,743)       (24,005)       (37,542)
Total stockholders' equity .....................         3,173         11,293         18,201         10,261         18,675

-----------------
(1)  See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

         OVERVIEW

         Since its inception in June 1989, the Company has been engaged in the research and development of its EGS systems and related technology for the endovascular repair of abdominal aortic aneurysms. To date, the Company has generated limited revenues and has been unprofitable since inception. For the period from incorporation to December 31, 1996, the Company has an accumulated deficit of approximately $37.5 million. The Company does not expect to begin generating significant revenues from sales of its products and will continue to incur substantial losses for the next several years. Furthermore, the Company expects its expenses in all categories to increase as its clinical trials and other business activities expand.

         The research, manufacture, sale and distribution of medical devices such as the Company's EGS systems are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a PMA application is required before any EGS system can be marketed in the United States. Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information. Many foreign governments and the European Union also have a review process for medical devices.

         The Company commenced clinical trials of its original Tube EGS system in February 1993 and its Bifurcated EGS system in September 1994. Following suspension of all clinical trials in January 1995 due to attachment system fractures, and after receiving FDA clearance to reinitiate clinical trials, the Company re-initiated Phase II clinical trials of the Tube EGS system in November 1995 and re-initiated Phase I clinical trials of the Bifurcated EGS system in December 1995. In July, 1996, the Phase I clinical trial of the Bifurcated EGS system was completed, and the Phase II clinical trial of that device was approved and initiated in August. Substantial additional clinical testing of the Tube and Bifurcated EGS systems is required and the Company does not believe it will be able to complete clinical trials of, obtain regulatory approval for, and begin commercial sales of its EGS systems in the United States before mid-1999, if ever.

         In October 1996, the Company received approval from the FDA to begin Phase II clinical trials of the Aortoiliac EGS system, bypassing the Phase I trial. The Aortoiliac EGS system utilizes an endovascular prosthesis that is a hybrid between the Company's Tube EndoGraft and Bifurcated EndoGraft. The device is designed to address aneurysms in which one iliac artery is unsuitable for endovascular attachment of an implant.

         In June 1995, the Company became ISO 9001/EN 46001 certified and has submitted required clinical and technical data in an application for CE Mark approval to market its products throughout the European Community. The application is currently under review by a sanctioned Notified Body. The Company anticipates that substantially all of its revenues from product sales over the next several years will be derived from international sales through its distributor network. Any such international sales will be subject to a number of risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations.

         There can be no assurance that the Company's research and development efforts will be successfully completed. Given that clinical testing is at an early stage, there can be no assurance that the Company's EGS systems will be shown to be safe and effective. Accordingly, the Company is unable to predict the likelihood that its products will be approved for marketing by the FDA or any foreign government agency, and there can be no assurance that the Company will ever achieve either significant revenues from sales of its EGS systems or profitable operations.

         Results of operations will fluctuate significantly from quarter to quarter and will depend upon, among other factors: actions relating to foreign and domestic regulatory and reimbursement matters; the extent to which the Company's products gain market acceptance; the rate at which the Company establishes its international distributor network; the progress of clinical trials; and introduction of competing products or alternative treatments for AAA. See "Risk Factors - Limited Operating History; History of Losses; Substantial Additional Losses; Fluctuations in Operating Results."

RESULTS OF OPERATIONS

Years ended December 31, 1996 and 1995

         In 1996, the Company began recognizing revenue on sales of EGS systems used in clinical trials. During the year, the Company recognized approximately $1,159,000 in sales, 30% of which were international sales. The international sales price to its European distributors may increase if marketing approval is achieved in Europe through the approval of a CE Mark, but currently ranges from approximately 55% to 60% of the U.S. price. During the year, sales of the Tube EGS system accounted for approximately 50% of total sales and sales of the Bifurcated EGS system accounted for approximately 49% of total sales. The Aortoiliac EGS system, which began sales in October, 1996, accounted for 1% of total sales for the year. Revenue is recognized only upon successful implantation of an EndoGraft prosthesis.

         Negative gross margin for the year was approximately $186,000, or 16% of product sales. Cost of goods sold exceeds product sales primarily due to the Company's early stage of manufacturing and due to prices charged by the Company during its pre-marketing stage. The Company expects the negative gross margin to continue unless the Company is able to significantly increase its product sales volume.

         Research and development expenses include research, development, clinical and regulatory expenses and certain manufacturing expenses. Research and development in 1996 increased to $12.1 million from $8.1 million in 1995. The increase in spending was due primarily to an increase in personnel, with the balance due to increases in materials and clinical costs related to expanded clinical trials and increased costs related to a recent facility expansion. Increases in clinical costs were primarily due to a greater number of patients being entered into the U.S. clinical trials and monitored under standard follow-up protocol in 1996 as compared to 1995. Costs resulting from the suspension of clinical trials in January 1995 are included in research and development. These include costs incurred to redesign the attachment system of the Tube and Bifurcated EGS systems and increased costs of monitoring patients implanted with the Tube EndoGraft prosthesis before the suspension of clinical trials as a result of more frequent follow-up examinations of those patients.

         Sales, general and administrative expenses increased in 1996 to $2.4 million as compared to $1.0 million in 1995. This increase was due to an increase in personnel and the creation of a sales and marketing organization during the second quarter of 1996, as well as from increased expenses related to being a publicly held company.

         Interest income in 1996 increased to approximately $1,160,000 from approximately $836,000 in 1995 as a result of the Company's increased average cash balance in 1996, following the Company initial public offering in February 1996.

         Net loss for 1996 increased to approximately $13.5 million from $8.3 million in 1995.

Years ended December 31, 1995 and 1994

         Research and development expenses increased to $8.1 million in 1995 from $7.4 million in 1994. The increase in spending was due to an increase in personnel and clinical costs offset by lower manufacturing material costs due to the suspension of clinical trials in January 1995. Increases in clinical costs were primarily due to a greater number of patients being monitored under standard follow-up protocol in 1995, as compared to 1994.

         General and administrative expenses increased in 1995 to approximately $1,004,000 as compared to approximately $961,000 for 1994. This increase was primarily due to additions to management of the Company.

Income Taxes

         The Company accounts for income taxes using the liability method. The Company has incurred losses since inception. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $33.7 million and $5.7 million for federal and state income tax purposes, respectively. The Federal carryforwards expire in 2005 through 2011, and the state carryforwards expire in 1997 through 2001. The principal differences between financial reporting losses and losses for tax purposes are the result of capitalizing research and development expenses and start-up costs for tax purposes. The Company also has research and development credits available to reduce future Federal and state income taxes, if any, of approximately $1.3 million and $682,000, respectively.

         The Company believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits that a full valuation allowance has been recorded against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

         In February 1996, the Company completed an initial public offering of two million shares of Common Stock with net proceeds to the Company of approximately $21.6 million after deducting the underwriters discount, commissions and offering expenses. Through December 31, 1995, the Company had raised net proceeds of $33.7 million from the sale of Preferred Stock including $14.7 million in 1994. Cash, cash equivalents and available for sale securities were approximately $17.9 million at December 31, 1996.

         Cash used to fund operating activities has increased to $12.7 million in 1996 from $7.4 million in 1995 and from $7.3 million in 1994, reflecting an increase in activity principally related to increased research and development and sales and marketing expenditures. The Company expects that substantial additional cash will be used to fund operating activities until it achieves significant commercial sales of its EGS systems which is dependent on a number of factors including significant regulatory requirements as well as market acceptance of the product.

         Cash used for purchases of property and equipment was approximately $1,493,000 in 1996, $231,000 in 1995 and $662,000 in 1994. The significant increase in 1996 was due to the facilities expansion related to research and development and manufacturing. The Company anticipates that capital expenditures will significantly increase in the future.

         The Company expects to continue to incur substantial expense in support of additional research and development activities, including costs of clinical studies, manufacturing costs, the continued development of a sales and marketing organization and ongoing administrative activities. The Company anticipates that existing cash, cash equivalents and short-term investments, will be sufficient to fund its operations and planned new product development, including increased working capital expenditures, through the next 9 months.

         In February 1997, the Company secured a credit facility of $30 million which, together with the existing cash, cash equivalents, and short-term investments, the Company believes will allow it to meet its capital requirements for at least the next 12 months. However, the credit agreement requires the Company to satisfy certain conditions, the failure of which would prevent the Company from drawing the Funds. Furthermore, any default by the Company under the credit agreement would result in the acceleration of the Company's obligation to repay any drawn Funds. In the event that the Company is unable to borrow Funds or repay Funds previously borrowed on an accelerated basis, the Company's business, financial condition and results of operations could be materially adversely affected. Furthermore, the Company may be required to seek additional debt or equity financing. Issuance of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. Pursuant to the credit agreement the Company has agreed not to make or declare any dividends on the Common Stock for so long as it is indebted under such agreement.

         The Company's cash requirements may vary materially from those now planned because of results of research, development, and clinical testing, the development of regulatory submissions and the FDA regulatory process, the development of commercial-scale manufacturing capability, the development of sales, distribution and marketing capabilities, and other factors. The Company may be required to seek additional funds through debt or equity financing. Issuance of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Certain information required by Part III is omitted from this Report because the Registrant plans to file a definitive Proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's executive officers required by this Item is incorporated by reference from the section in Part 4a hereof entitled "Executive Officers of the Registrant." The information concerning the Company's directors required by this Item is incorporated by reference from the Proxy Statement under the heading "Election of Directors." The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference from the Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Proxy Statement under the heading "Executive Compensation and Related Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will be set forth under the captions "Information Concerning Voting and Proxy solicitation - Record Date and Stock Ownership" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS

         The information required by this item is incorporated by reference from the Proxy Statement under the heading "Certain Transactions".

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  The following documents are filed as part of this Report:

                           1.       Financial Statements. The following
                                    financial statements of the Company are
                                    filed as part of this report:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants.......................              37
Balance Sheets.................................................              38
Statements of Operations.......................................              39
Statements of Changes in Stockholders' Equity..................              40
Statements of Cash Flows.......................................              41
Notes to Financial Statements..................................              42

                           2.       Financial Statement Schedules.  None

                           3.       Exhibits.

  EXHIBIT
    NO.                             DESCRIPTION
    ---                             -----------
        *3.1 -  Restated Certificate of Incorporation of the Company.
         3.2 -  Bylaws of the Company.
         4.1 -  Reference is made to Exhibits 3.1  and 3.2.
        *4.2 -  Specimen Common Stock certificate.
        *4.3 -  Fourth Amended and Restated Investor Rights Agreement, dated
                August 15, 1994, among the Company and the investors and the founders named therein.
         4.4 -  Credit Agreement between the Company and Guidant Corporation, dated February 28, 1997.
       *10.1 -  Form of Indemnification Agreement.
       *10.2 -  1989 Stock Option Plan.
       *10.3 -  1995 Stock Option Plan.
       *10.4 -  Employee Stock Purchase Plan.
       *10.5 -  1996 Incentive Compensation Plan.
       *10.6 -  Employment agreement between the Company and W. James Fitzsimmons.
       *10.7 -  Employment agreement between the Company and Victor M. Bernhard.

      **10.8 -  Employment agreement between the Company and Ronald R. Giannotti.
     ***10.9 -  Employment agreement between the Company and Elizabeth A. McDermott.
     **10.10 -  Lease by and between Menlo  Business Park and Patrician
                Associates, Inc. and the Company, as amended by First
                Amendment to Lease Agreement, dated February 26, 1996.
       10.11 -  Rights Agreement between the Company and ChaseMellon Shareholder
                Services dated February 5, 1997.
       10.12 -  Promissory Note Secured by Second Deed of Trust between the
                Company and Ronald R. Giannotti dated February 9, 1997.
       10.13 -  Officer Severance Plan and Summary Plan Description effective
                September 24, 1996.
       10.14 -  Multimedia Development Agreement between the Company and
                Engineering Animation, Inc. dated  March 19, 1997.
        11.1 -  Computation of Net Loss Per Share.
        27.1 -  Financial Data Schedule.

-----------
* Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 33-80557) declared effective by the Commission on February 6, 1996.

** Incorporated by reference from an exhibit to the Company Annual Report on Form 10-K filed with the Commission on March 29, 1996.

*** Incorporated by reference from an exhibit to the Company Report on Form 10-Q filed with the Commission on November 12, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ENDOVASCULAR TECHNOLOGIES, INC.



                         By:      /s/ W. James Fitzsimmons
                                  ---------------------------------------------
                                  W. James Fitzsimmons
                                  President and Chief Executive Officer




Dated:  March 22, 1997


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints W. James Fitzsimmons and G. Bradley Cole, and each of them acting individually, as his true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



          SIGNATURE                                            TITLE                                    DATE
          ---------                                            -----                                    ----
/s/ W. James Fitzsimmons               President, Chief Executive Officer (Principal               March 22, 1997
------------------------------------   Executive Officer) and Director
W. James Fitzsimmons


/s/ G. Bradley Cole                    Vice President, Finance and Chief Financial Officer         March 22, 1997
-------------------------------------- (Principal Financial and Accounting Officer)
G. Bradley Cole


/s/ H. DuBose Montgomery               Chairman of the Board of Directors                          March 22, 1997
-----------------------------------
H. DuBose Montgomery


/s/ Vaughn D. Bryson                   Director                                                    March 22, 1997
-----------------------------------
Vaughn D. Bryson


/s/ Tony R. Brown                      Director                                                    March 22, 1997
-------------------------------------
Tony R. Brown

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of EndoVascular Technologies, Inc.:

         We have audited the accompanying balance sheets of EndoVascular Technologies, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EndoVascular Technologies, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP

San Jose, California
March 27, 1997

                         ENDOVASCULAR TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                      --------------------------------
                                                                                           1996             1995
                                                                                      --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $    2,530,792    $    2,203,937
   Securities available-for-sale                                                          15,328,545         7,944,782
   Accounts receivable, net of allowance for doubtful accounts of $50,500                    505,440                --
   Interest receivable                                                                       269,329           154,768
   Prepaids and other                                                                        306,837           434,082
   Notes receivable from employees                                                            31,501           112,750
                                                                                      --------------    --------------
         Total current assets                                                             18,972,444        10,850,319

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $931,067 and
   $523,820, respectively                                                                  1,905,579           819,921

OTHER ASSETS                                                                                  74,361            57,156
                                                                                      ==============    ==============
         Total assets                                                                 $   20,952,384    $   11,727,396
                                                                                      ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of obligations under capital lease                                 $           --    $       15,131
   Accounts payable                                                                          714,323           146,388
   Accrued and other liabilities                                                           1,563,384         1,304,383
                                                                                      --------------    --------------
         Total current liabilities                                                         2,277,707         1,465,902
                                                                                      --------------    --------------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.00001 par value:
     Authorized--5,000,000 shares and 40,000,000 shares at
       December 31, 1996 and 1995, respectively;
     Issued and outstanding--5,118,264 shares at December 31, 1995                                --                51
   Common stock, $0.00001 par value:
     Authorized--30,000,000 shares and 35,000,000 shares at December 31, 1996 and 1995, respectively;
     Issued and outstanding--8,402,371 shares and 1,160,869 shares at
       December 31, 1996 and 1995, respectively                                                   84                12
   Additional paid-in capital                                                             56,298,754        34,375,515
   Deferred compensation                                                                     (81,934)         (109,242)
   Accumulated deficit                                                                   (37,542,227)      (24,004,842)
                                                                                      --------------    --------------
         Total stockholders' equity                                                       18,674,677        10,261,494
                                                                                      ==============    ==============
         Total liabilities and stockholders' equity                                   $   20,952,384    $  $11,727,396
                                                                                      ==============    ==============


       The accompanying notes to financial statements are an integral part of these statements.

                         ENDOVASCULAR TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS



                                                                              YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                    1996             1995                1994
                                                               --------------    --------------    --------------
NET PRODUCT SALES                                              $    1,159,250    $           --    $           --
COST OF GOODS SOLD                                                 (1,345,133)               --                --
                                                               --------------    --------------    --------------
     Gross margin (deficit)                                          (185,883)               --                --
OPERATING COSTS AND EXPENSES:
     Research and development                                      12,083,732         8,093,698         7,378,981
     Selling, general and administrative                            2,427,375         1,004,250           960,917
     Total operating costs and expenses                            14,511,107         9,097,948         8,339,898
                                                               --------------    --------------    --------------
     Loss from operations                                         (14,696,990)       (9,097,948)       (8,339,898)
INTEREST INCOME                                                     1,159,605           835,788           460,447
NET LOSS                                                       $  (13,537,385)   $   (8,262,160)   $   (7,879,451)
                                                               ==============    ==============    ==============
NET LOSS PER SHARE                                             $        (1.66)               --                --
                                                               ==============    ==============    ==============
SHARES USED IN COMPUTING NET LOSS PER SHARE                         8,179,293                --                --
                                                               ==============    ==============    ==============
PRO FORMA NET LOSS PER SHARE                                               --    $        (1.31)   $        (1.40)
                                                               ==============    ==============    ==============
SHARES USED IN COMPUTING PRO FORMA NET LOSS PER SHARE
                                                                           --         6,322,998         5,632,933
                                                               ==============    ==============    ==============

       The accompanying notes to financial statements are an integral part of these statements.

                         ENDOVASCULAR TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE PERIOD FROM DECEMBER 31, 1993 TO DECEMBER 31, 1996


                                                 Preferred Stock                Common Stock
                                          ---------------------------   ---------------------------
                                              Shares        Amount         Shares          Amount
                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 1993                   4,239,757   $         42        812,773   $          8

   Issuance of common stock under
     stock option plan                              --             --        161,803              2
   Repurchase of common stock on
     June 30, 1994 for $1.01 per
     share                                          --             --         (4,197)            --
   Issuance of preferred stock in
     August 1994 for cash for
     $16.80 per share, net of
     issuance costs of $40,862                 878,507              9             --             --
   Net loss                                         --             --             --             --
                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 1994                   5,118,264             51        970,379             10

   Issuance of common stock under
     stock option plan                              --             --        193,197              2
   Repurchase of common stock for
     $0.04 to $1.01 per share                       --             --         (2,707)            --
   Deferred compensation                            --             --             --             --
   Net loss                                         --             --             --             --
                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 1995                   5,118,264             51      1,160,869             12

   Conversion of preferred stock to
     common stock                           (5,118,264)           (51)     5,118,264             51
   Issuance of common stock on
     February 12, 1996 for cash,
     $12.00 per share, net of
     offering costs of $2,405,314                   --             --      2,000,000             20
   Issuance of common stock under
     stock option plan                              --             --        107,990              1
   Issuance of common stock under
     employee stock purchase plan                   --             --         15,248             --
   Amortization of deferred
     compensation                                   --             --             --             --
   Net loss                                         --             --             --             --
                                          ============   ============   ============   ============
BALANCE, December 31, 1996                          --          $  --   $  8,402,371   $         84
                                          ============   ============   ============   ============



                                            Additional                                    Total
                                             Paid-in       Deferred     Accumulated    Stockholders'
                                             Capital     Compensation     Deficit         Equity
                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 1993                $ 19,155,820            $--   $ (7,863,231)  $ 11,292,639
                                          ------------   ------------   ------------   ------------
   Issuance of common stock under
     stock option plan                          72,867             --             --         72,869
   Repurchase of common stock on
     June 30, 1994 for $1.01 per
     share                                      (4,231)            --             --         (4,231)
   Issuance of preferred stock in
     August 1994 for cash for
     $16.80 per share, net of
     issuance costs of $40,862              14,718,929             --             --     14,718,938
   Net loss                                         --             --     (7,879,451)    (7,879,451)
                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 1994                  33,943,385             --    (15,742,682)    18,200,764

   Issuance of common stock under
     stock option plan                         325,522             --             --        325,524
   Repurchase of common stock for
     $0.04 to $1.01 per share                   (2,634)            --             --         (2,634)
   Deferred compensation                       109,242       (109,242)            --             --
   Net loss                                         --             --     (8,262,160)    (8,262,160)
                                          ------------   ------------   ------------   ------------
BALANCE, December 31, 1995                  34,375,515       (109,242)   (24,004,842)    10,261,494

   Conversion of preferred stock to
     common stock                                   --             --             --             --
   Issuance of common stock on
     February 12, 1996 for cash,
     $12.00 per share, net of
     offering costs of $2,405,314           21,594,666             --             --     21,594,686
   Issuance of common stock under
     stock option plan                         173,043             --             --        173,044
   Issuance of common stock under
     employee stock purchase plan              155,530             --             --        155,530
   Amortization of deferred
     compensation                                   --         27,308             --         27,308
   Net loss                                         --             --    (13,537,385)   (13,537,385)
                                          ============   ============   ============   ============
BALANCE, December 31, 1996                $ 56,298,754   $    (81,934)  $(37,542,227)  $ 18,674,677
                                          ============   ============   ============   ============


              The accompanying notes to financial statements are an
                       integral part of these statements.

                         ENDOVASCULAR TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                   1996             1995             1994
                                                              --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (13,537,385)  $   (8,262,160)  $   (7,879,451)
                                                              --------------   --------------   --------------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                 410,247          239,314          184,398
       Amortization of deferred compensation                          27,308               --               --
       Write-off of other assets                                          --               --          358,110
       Changes in current assets and liabilities:
         Accounts receivable                                        (505,440)              --               --
         Interest receivable                                        (114,561)          14,160          (25,993)
         Prepaid expenses and other                                  127,245         (281,030)         (67,226)
         Note receivable from employees                               81,249          116,250         (108,750)
         Deposits and other assets                                   (20,205)           3,000               --
         Accounts payable                                            567,935           53,722         (141,158)
         Accrued and other liabilities                               259,001          705,703          377,370
                                                              --------------   --------------   --------------
           Total adjustments                                         832,779          851,119          576,751
                                                              --------------   --------------   --------------
           Net cash used in operating activities                 (12,704,606)      (7,411,041)      (7,302,700)
                                                              --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of securities available for sale                     (32,042,727)     (25,366,859)     (27,918,983)
   Sale/maturity of securities available for sale                 24,658,964       32,760,370       18,657,729
   Purchases of property and equipment                            (1,492,905)        (231,288)        (662,049)
                                                              --------------   --------------   --------------
           Net cash provided by (used in)
             investing activities                                 (8,876,668)       7,162,223       (9,923,303)
                                                              --------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of capital lease obligations                            (15,131)         (24,952)         (14,652)
   Proceeds from exercise of stock options                           173,044          325,524           72,869
   Proceeds from employee stock purchase plan                        155,530               --               --
   Repurchase of common stock options                                     --           (2,634)          (4,231)
   Proceeds from sale of preferred stock                                  --               --       14,759,800
   Proceeds from sale of common stock                             24,000,000               --               --
   Stock issuance costs                                           (2,405,314)              --          (40,862)
                                                              --------------   --------------   --------------
           Net cash provided by financing activities              21,908,129          297,938       14,772,924
                                                              --------------   --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 326,855           49,120       (2,453,079)

CASH AND CASH EQUIVALENTS, beginning of year                       2,203,937        2,154,817        4,607,896
                                                              --------------   --------------   --------------
CASH AND CASH EQUIVALENTS, end of year                        $    2,530,792   $    2,203,937   $    2,154,817
                                                              ==============   ==============   ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING TRANSACTIONS:
     Purchase of equipment under capital
        lease obligations                                     $           --   $           --   $       25,075
                                                              ==============   ==============   ==============

              The accompanying notes to financial statements are an
                       integral part of these statements.

                         ENDOVASCULAR TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


1.       OPERATIONS:

         EndoVascular Technologies, Inc. (the "Company") was incorporated in the state of Delaware on June 30, 1989 and commenced operations on July 1, 1989 to develop the Endovascular Grafting System, or "EGS(R) system," for repair of abdominal aortic aneurysms. Since inception, the Company has devoted substantially all of its efforts to product research and development.

         The Company's products are in early stage clinical trials. There can be no assurance that the Company's research and development efforts will be successfully completed. Given that clinical testing is at an early stage, there can be no assurance that the EGS systems will be shown to be safe and effective. There can be no assurance that its products will be approved for marketing by the FDA or any foreign government agency or that the EGS systems or any other products will be approved for marketing by the FDA or any foreign government agency or that the EGS systems or any other product developed by the Company will be successfully introduced or achieve any significant degree of market acceptance. There can be no assurance that the Company will achieve significant revenues from sales of its EGS systems, or achieve profitable operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The preparation of financial statements in conformity with generally accepted accounting principles requires certain estimates be made by management. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash investments and short-term investments. The Company has investment policies that limit such investments to short-term, low risk investments.

CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market, and consist of short-term, highly liquid investments with original maturities of less than 90 days.

PROPERTY AND EQUIPMENT

         Property and equipment consists of laboratory, production and office equipment; leasehold improvements and software. Equipment and software are recorded at cost and are depreciated using the straight-line method based upon the estimated useful lives of three to five years. Leasehold improvements are recorded at cost and are amortized over the estimated lives of the improvements or the term of the lease, whichever is shorter. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Maintenance and repairs that do not improve or extend the life of the related asset are expensed as incurred.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This pronouncement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 effective January 1, 1996; such adoption had no impact on the Company's results of operations or financial condition.

REVENUE RECOGNITION

         Revenue from product sales is related to the sale of the Company's EGS systems consisting of an endovascular prosthesis and delivery catheter. As the Company's products are in clinical trials, the Company recognizes revenue once the EGS system has been used in a surgical procedure. Costs of goods sold include costs attributable to the manufacture of the products.

RESEARCH AND DEVELOPMENT

         Research and development costs include product development, clinical, medical, quality and regulatory costs and are expensed as incurred.

NET LOSS PER SHARE

         Net loss per share and pro forma net loss per share are computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission's (the "Commission") Staff Accounting Bulletins, common and common equivalents (stock options and preferred stock) issued during the 12-month period prior to the initial public offering of the Company's common stock at prices below the initial public offering price have been included in the net loss per share calculation as if they were outstanding for all periods prior to and including the quarter in which the Company's initial public offering was completed (using the treasury stock method for stock options).

         Net loss per share and pro forma net loss per share have been computed as described above and also include, pursuant to Commission staff policy, common equivalent shares from convertible preferred shares issued more than 12 months from the initial public offering of the Company's common stock that automatically converted upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

3.       SECURITIES AVAILABLE-FOR-SALE:

         The Company classifies its short-term investment securities as available-for-sale. Such investments mature within one year and are carried at amortized cost which approximates market. Available-for-sale securities at December 31, 1996 and 1995 are presented below:

                                                       1996            1995
                                                  --------------  --------------
U.S. government securities                        $    3,208,457  $    3,580,900
Corporate debt securities and other                   12,120,088       4,363,882
                                                  ==============  ==============
         Total                                    $   15,328,545  $    7,944,782
                                                  ==============  ==============

4.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following at December 31, 1996 and 1995:

                                                      1996            1995
                                                 --------------  --------------
Machinery and equipment                          $      854,329  $      474,341
Computers and software                                  746,016         433,616
Furniture and fixtures                                  347,306         119,088
Leasehold improvements                                  888,995         316,696
                                                 --------------  --------------
                                                      2,836,646       1,343,741
Accumulated depreciation and amortization              (931,067)       (523,820)
                                                 ==============  ==============
                                                 $    1,905,579  $      819,921
                                                 ==============  ==============


5.       NOTES RECEIVABLE:

         At December 31, 1996 and 1995, the Company had employee notes receivable balances of $31,501 and $112,750, respectively. These non-interest bearing notes are secured by employee stock options and real estate and are due on demand.

6.       ACCRUED AND OTHER LIABILITIES:

         Accrued and other liabilities consist of the following at December 31, 1996 and 1995:

                                                         1996           1995
                                                     ------------   ------------
Clinical trial services                              $    667,020   $    548,323
Accrued payroll and related expenses                      644,584        215,599
Legal, accounting and other                               251,780        540,461
                                                     ============   ============
                                                     $  1,563,384   $  1,304,383
                                                     ============   ============

7.       INCOME TAXES:

         The significant components of net deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                     1996              1995
                                                 ------------      ------------
Capitalized R&D expenses                         $  1,476,000      $    994,000
Net operating loss carryforwards                   11,816,000         6,662,000
R&D and other credit carryforwards                  1,944,000         1,379,000
Other                                               1,278,000         1,631,000
Valuation allowance                               (16,514,000)      (10,666,000)
                                                 ------------      ------------
          Total deferred tax asset               $         --      $         --
                                                 ============      ============

         As of December 31, 1996, the Company had net operating loss carryforwards of approximately $33,717,000 and $5,728,000 for federal and state income tax purposes, respectively. The Federal carryforwards expire in 2005 through 2011, and the state carryforwards expire in 1997 through 2001. The principal differences between financial reporting losses and losses for tax purposes are the result of capitalizing research and development expenses and start-up costs for tax purposes. The Company also has research and development credits available to reduce future Federal and state income taxes, if any, of approximately $1,262,000 and $682,000, respectively.

         The Company believes that, based on a number of factors, there is sufficient uncertainty regarding the realizability of carryforwards and credits that a full valuation allowance has been recorded against the deferred tax asset.

8.       STOCKHOLDERS' EQUITY:

         On December 22, 1995, the Company effected a 1-for 4.2 reverse common and preferred stock split. All stock data in the accompanying financial statements has been retroactively adjusted to reflect the reverse stock split.

CONVERTIBLE PREFERRED STOCK

         Prior to the Company's initial public offering of common stock in February 1996, the Company had authorized 40,000,000 shares of convertible preferred stock. In connection with the initial public offering, all outstanding preferred stock was converted to common stock. In addition, the Company amended its certificate of incorporation and authorized 5,000,000 shares of undesignated preferred stock.

COMMON STOCK

         On February 12, 1996, the Company completed an initial public offering of two million shares of its common stock at $12.00 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and expenses were $21,594,686. In connection with the offering, all of the Company's outstanding preferred stock was converted to an equivalent number of shares of common stock. At December 31, 1996, 30,000,000 shares of common stock were authorized of which 8,402,371 shares were outstanding.

STOCK OPTION PLANS

         The Company has two stock option plans: the 1989 Stock Option Plan (the "1989 Plan") and the 1995 Stock Option Plan (the "1995 Plan") (collectively, the "Plans"). The stock options granted under the Plans may be either incentive stock options ("ISO's") or nonstatutory stock options. The Board of Directors may set the rate at which the options become exercisable and determine when the options expire, subject to the following limitations: no options shall be exercisable after the tenth anniversary of the date of grant; an individual option will become exercisable in the event the Company is sold or has other significant changes in its ownership and the employee's job is eliminated within 12 months following a change in ownership.

         ISO's may not be granted at an exercise price of less than the fair market value of the common stock at the date of grant and the exercise price of a nonstatutory option cannot be less than eighty-five percent (85%) of the fair market value of the common stock on the grant date.

         Activity under the Plans is as follows:


                                                                            EXERCISE              WEIGHTED
                                                       OPTIONS               PRICE                AVERAGE
                                                     OUTSTANDING           PER SHARE           EXERCISE PRICE
                                                   ----------------    -------------------    -----------------
Outstanding at December 31, 1993                         547,321        $ .04  -  $1.47             $1.17

    Granted                                              452,214         1.47  -   6.30              2.72
    Exercised                                           (161,809)         .04  -   1.47               .45
    Canceled                                             (13,283)        1.01  -   4.20              1.51
                                                   ----------------    -------------------    -----------------

Outstanding at December 31, 1994                         824,443          .04  -   6.30              1.97

    Granted                                              358,284         4.20  -   7.35              5.17
    Exercised                                           (193,197)        1.01  -   4.20              1.68
    Canceled                                            (130,040)         .04  -   7.35              4.97
                                                   ----------------    -------------------    -----------------

Outstanding at December 31, 1995                         859,490          .04  -   7.35              2.86

    Granted                                              551,410         9.13  -  14.13              9.63
    Exercised                                           (107,990)         .08  -   7.35              1.60
    Canceled                                             (81,453)        1.01  -  10.38              3.26
                                                   ----------------    -------------------    -----------------

Outstanding at December 31, 1996                       1,221,457        $1.01  - $14.13             $6.00
                                                   ================    ===================    =================

         There are 469,843 and 176,900 options available for grant at December 31, 1996 and 1995, respectively.

         The Company accounts for the Plans under APB Opinion No. 25, under which compensation cost has only been recognized to the extent required under the Commission's Staff Accounting Bulletins. Had compensation cost for these plans been determined based on the fair value at the date of grant consistent with SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                    1996              1995
                                               --------------    --------------
Net loss        As reported                    $  (13,537,385)   $   (8,262,160)
                                               ==============    ==============
                Pro forma                      $  (13,942,337)   $   (8,280,788)
                                               ==============    ==============
Loss per share  As Reported                    $        (1.66)   $        (1.31)
                                               ==============    ==============
                Pro forma                      $        (1.70)   $        (1.31)
                                               ==============    ==============

         Because the Statement 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The following table summarizes information about stock options outstanding at December 31, 1996:


                                      OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                  -------------------------------------------------------------     ----------------------------------------
                       NUMBER               WEIGHTED-                                     NUMBER
  RANGE OF         OUTSTANDING AT            AVERAGE               WEIGHTED-           EXERCISABLE
  EXERCISE          DECEMBER 31,            REMAINING               AVERAGE            DECEMBER 31,         WEIGHTED-AVERAGE
   PRICES               1996             CONTRACTUAL LIFE       EXERCISE PRICE             1996              EXERCISE PRICE
--------------    ----------------      ------------------   ------------------     -------------------    -----------------
$1.01 - $1.47         375,654                   7              $     1.23                248,240           $        1.14
$4.20 - $7.35         294,393                   9              $     5.30                 83,125           $        5.17
$9.00 - $14.13        551,410                  10              $     9.65                 13,705           $       11.26
                  ----------------                                                   -----------------
                    1,221,457                                                            345,070
                  ================                                                   =================

         The weighted average fair value of options granted was $5.60 in 1996 and $3.29 in 1995. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates ranging from 3.4 percent to 7.55 percent; expected dividend yields of zero percent; expected lives of 5 years; and expected volatility of 65 percent.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has authorized 125,000 shares of common stock for issuance under the 1996 Employee Stock Purchase Plan. Employees may elect to withhold up to 15% of their compensation for the purchase of the Company's common stock. The amounts withheld are used to purchase the Company's common stock at a price equal to 85% of the fair market value of the stock on the first or last day of a six-month offering period, whichever is lower. The Company issued 15,248 shares pursuant to this plan at an average price of $10.20 per share in 1996.

9.       COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

         The Company leases its facilities under noncancelable operating lease agreements. As of December 31, 1996, the minimum future lease payments under these leases are as follows:

                  YEAR ENDING
                  DECEMBER 31,                      AMOUNT
                -----------------              -----------------
                       1997                        $  488,632
                       1998                           513,070
                       1999                           215,490

Total rent expense was approximately $451,000 for 1996, $241,000 for 1995 and $220,000 for 1994.

PURCHASE COMMITMENT

         In January 1997, the Company entered into an agreement to acquire certain imaging software from a third party. The Company expects to pay the following minimum amounts related to the purchase agreement as follows:

                    YEAR ENDING
                     DECEMBER 31,                AMOUNT
                  -------------------        --------------
                         1997                    850,000
                         1998                    450,000
                         1999                    200,000

CONTINGENCIES

         In January 1995, the Company discovered breaks in the attachment system component of its Tube Endograft prosthesis. Based on the discovery, the Company voluntarily decided to suspend clinical trials worldwide. To date, 37 patients have experienced attachment system fractures, of which 8 patients have had open surgery to remove the implant. As a result of the breakages, the Company made significant enhancements to attachment systems and obtained FDA approval to reinitiate clinical trials in late 1995. The Company has recorded a reserve (included in accrued liabilities) amounting to $145,000 and $350,000 at December 31, 1996 and 1995, respectively, to monitor such patients from the original trials. After considering this reserve, the Company believes the ultimate outcome of this matter will not have a material impact on the financial statements taken as a whole.

10.      CREDIT AGREEMENT:

         In February 1997, the Company entered into a $30 million credit agreement. Borrowings under the agreement bear interest at 16.5% to 19%. Interest accruing during the first thirty months in which loans are outstanding is payable in full thirty months after the date the first loan is made. Interest accruing thereafter is due quarterly. Principal payments are due in full on March 31, 2002. Balances owed under the agreement may be prepaid subject to a prepayment fee, which is initially set at 5% of the prepayment amount and is reduced on each anniversary date of the agreement by 1%. Further, all principal outstanding will be due upon the occurrence of certain asset sales and issuances of equity securities, and will be due at the lender's discretion upon a change in control of the Company. Among other requirements, the agreement prohibits the Company from paying dividends and incurring additional indebtedness.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                           DESCRIPTION
    ---                           -----------
    *3.1 -  Restated Certificate of Incorporation of the Company.
     3.2 -  Bylaws of the Company.
     4.1 -  Reference is made to Exhibits 3.1  and 3.2.
    *4.2 -  Specimen Common Stock certificate.
    *4.3 -  Fourth Amended and Restated Investor Rights Agreement, dated
            August 15, 1994, among the Company and the investors and the founders named therein.
     4.4 -  Credit Agreement between the Company and Guidant Corporation, dated February 28, 1997.
   *10.1 -  Form of Indemnification Agreement.
   *10.2 -  1989 Stock Option Plan.
   *10.3 -  1995 Stock Option Plan.
   *10.4 -  Employee Stock Purchase Plan.
   *10.5 -  1996 Incentive Compensation Plan.
   *10.6 -  Employment agreement between the Company and W. James Fitzsimmons.
   *10.7 -  Employment agreement between the Company and Victor M. Bernhard.
  **10.8 -  Employment agreement between the Company and Ronald R. Giannotti.
 ***10.9 -  Employment agreement between the Company and Elizabeth A. McDermott.
 **10.10 -  Lease by and between Menlo  Business Park and Patrician
            Associates, Inc. and the Company, as amended by First
            Amendment to Lease Agreement, dated February 26, 1996.
   10.11 -  Rights Agreement between the Company and ChaseMellon Shareholder
            Services dated February 5, 1997.
   10.12 -  Promissory Note Secured by Second Deed of Trust between the
            Company and Ronald R. Giannotti dated February 9, 1997.
   10.13 -  Officer Severance Plan and Summary Plan Description effective
            September 24, 1996.
   10.14 -  Multimedia Development Agreement between the Company and
            Engineering Animation, Inc. dated  March 19, 1997.
    11.1 -  Computation of Net Loss Per Share.
    27.1 -  Financial Data Schedule.

-----------
* Incorporated by reference from an exhibit to the Company's Registration Statement on Form S-1, as amended, (File No. 33-80557) declared effective by the Commission on February 6, 1996.

** Incorporated by reference from an exhibit to the Company Annual Report on Form 10-K filed with the Commission on March 29, 1996.

*** Incorporated by reference from an exhibit to the Company Report on Form 10-Q filed with the Commission on November 12, 1996.