Form 10-Q
period 1997-03-31
ENDOVASCULAR TECHNOLOGIES INC
filed 1997-05-15
CIK 1005122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                  ---------------------------------------------

                                       OR
                                       --

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

                                 YES  X     NO
                                    -----     -----

The number of shares outstanding of the issuer's common stock as of May 5, 1997 was 8,486,868.


      This document contains 23 pages and the Exhibit Index is on Page 20

                         ENDOVASCULAR TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I.             FINANCIAL INFORMATION                                                       PAGE
-----------------------------------------                                                       ----

   Item 1.          Financial Statements

                    Condensed Balance Sheets as of March 31, 1997 and
                    December 31, 1996                                                            3

                    Condensed Statements of Operations for the Three Month
                    Periods Ended March 31, 1997 and March 31, 1996                              4

                    Condensed Statements of Cash Flows for the Three Months Ended
                    March 31, 1997 and March 31, 1996                                            5

                    Notes to Condensed Financial Statements                                      6

                    Risk Factors                                                                 7


   Item 2.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                   14



PART II. OTHER INFORMATION

   Item 6.          Exhibits and Reports on Form 8-K                                            18

   Signatures                                                                                   19

   Exhibit Index                                                                                20

   Exhibits                                                                                     21

                         ENDOVASCULAR TECHNOLOGIES, INC.



                            CONDENSED BALANCE SHEETS


                                                                                       March 31,       December 31,
                                                                                         1997              1996
                                                                                     ------------      ------------
                                                                                     (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                        $    575,476      $  2,530,792
    Securities available-for-sale                                                      12,799,706        15,328,545
    Accounts receivable                                                                   730,528           505,440
    Interest receivable                                                                   211,193           269,329
    Inventory                                                                             242,354                --
    Prepaids and other                                                                    620,017           306,837
    Notes receivable from employees                                                       281,501            31,501
                                                                                     ------------      ------------
          Total current assets                                                         15,460,775        18,972,444

Property and equipment, net                                                             2,247,782         1,905,579

Other assets                                                                               73,611            74,361
                                                                                     ------------      ------------
          Total assets                                                               $ 17,782,168      $ 20,952,384
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                      305,170           714,323
    Accrued and other liabilities                                                       2,856,698         1,563,384
                                                                                     ------------      ------------
          Total current liabilities                                                     3,161,868         2,277,707

Stockholders' Equity

    Common stock, $0.00001 par value:

          Authorized: 30,000,000 shares at March 31, 1997 and December 31,
          1996, respectively; issued and outstanding: 8,481,868 and 8,402,371
          shares at March 31, 1997 and December 31, 1996, respectively                         85                84

    Additional paid-in capital                                                         56,805,742        56,298,754
    Deferred compensation                                                                 (75,107)          (81,934)
    Accumulated deficit                                                               (42,110,420)      (37,542,227)
                                                                                     ------------      ------------
          Total stockholders' equity                                                   14,620,300        18,674,677
                                                                                     ------------      ------------
          Total liabilities and stockholders' equity                                 $ 17,782,168      $ 20,952,384
                                                                                     ============      ============






            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                         ENDOVASCULAR TECHNOLOGIES, INC.



                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   Quarter Ended March 31,
                                                           --------------------------------------
                                                                 1997                  1996
                                                           ---------------        ---------------
Net product sales                                          $       843,125        $       103,000
Cost of goods sold                                                 775,822                117,040
                                                           ---------------        ---------------
     Gross margin                                                   67,303                (14,040)

Operating costs and expenses

     Research and development                                    3,650,216              2,453,443
     General and administrative                                  1,192,320                436,778
                                                           ---------------        ---------------
          Total operating costs and expenses                     4,842,536              2,890,221

Loss from operations                                            (4,775,233)            (2,904,261)

Interest income                                                    207,040                238,317

                                                           ---------------        ---------------
Net loss                                                   $    (4,568,193)       $    (2,665,944)
                                                           ===============        ===============
Net loss per share                                         $         (0.54)                 (0.35)
                                                           ===============        ===============
Shares used in computing net loss per share                      8,438,454              7,660,677
                                                           ===============        ===============





            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                         ENDOVASCULAR TECHNOLOGIES, INC.



                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Quarter Ended March 31,
                                                                         ------------------------------------
                                                                               1997                 1996
                                                                         ---------------      ---------------
NET CASH USED IN OPERATING ACTIVITIES                                         (4,342,563)          (2,397,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of securities available-for-sale                             (4,471,161)         (22,801,254)
        Sale/maturity of securities available-for-sale                         7,000,000            4,600,000
        Purchases of property and equipment                                     (470,402)            (340,372)
                                                                         ---------------      ---------------
        Net cash provided by (used in) investing activities                    2,058,437          (18,541,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of capital lease obligations                                                        (15,131)
        Proceeds from company stock plans                                        328,810               17,701
        Proceeds from sale of common stock                                                         24,000,000
        Stock issuance costs                                                                       (2,380,818)
                                                                         ---------------      ---------------
        Net cash provided by (used in) financing activities                      328,810           21,621,752
                                                                         ---------------      ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     (1,955,316)             683,081

CASH AND CASH EQUIVALENTS, beginning of period                                 2,530,792            2,203,937
                                                                         ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                                 $       575,476      $     2,887,018
                                                                         ===============      ===============










            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS

                         ENDOVASCULAR TECHNOLOGIES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Unaudited Financial Information

     The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The condensed financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10K for the year ended December 31, 1996.



     Revenue Recognition

     Revenue from product sales is related to the sale of the Company's EGS systems consisting of an endovascular prosthesis and delivery catheter. As the Company's products are in clinical trials, the Company recognizes revenue once the EGS system has been used in a surgical procedure with the exception of ancillary devices sold to its international distributors. Costs of goods sold include costs attributable to the manufacture of the products.


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



     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities wit complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No.
     15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three months ended March 31, 1997, basic and diluted loss per share would be equivalent to the loss per share presented in the accompanying condensed statement of operations.

2.   CREDIT AGREEMENT

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

There are no balances outstanding under this agreement.

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

Attachment System Fractures; Suspension of Clinical Trials January 1995

In January 1995, the Company discovered fractures in the attachment system component of the Tube EndoGraft prosthesis during routine follow-up tests. Based on this discovery, the Company suspended its clinical trials worldwide. As of May 5, 1997 a total of 42 patients, representing approximately 46% of 91 patients, implanted prior to February 1995, with the Tube EndoGraft prosthesis in place for more than six weeks, have experienced attachment system fractures. In eight patients with fractures, the Tube EndoGraft prosthesis was removed and the AAA was treated by open surgery. Three patients with fractures have died for reasons unrelated to the attachment system fractures. The remaining patients are closely monitored by their physicians and the Company for fractures or the onset of adverse clinical consequences. The Company expects additional fractures to occur in these attachment systems. There can be no assurance that additional adverse clinical consequences will not occur in the future, which could result in the suspension of clinical trials or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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

Limited Operating History; History of Losses; Substantial Additional Losses; Fluctuations in Operating Results

The Company has a limited history of operations. Since its inception in June 1989, the Company has been primarily engaged in research and development of the EGS systems. The Company has experienced significant operating losses since inception, and as of March 31, 1997, the Company's accumulated deficit was approximately $42.1 million. The Company will incur substantial additional losses until it can achieve significant commercial sales of its EGS systems which are dependent on a number of factors, including receipt of marketing approval. There can be no assurance that the EGS systems or any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, results of operations have varied and are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the results of clinical trials, the introduction and market acceptance of products by the Company or competitors, the results of regulatory and reimbursement actions, the timing of orders by distributors, the expenditures incurred in the research and development of new products, competitive pricing and the expansion of manufacturing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Risk of Need for Substantial Additional Capital

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

Volatility of Stock Price

The market price for the Company's Common Stock has been subject to significant fluctuations and may be volatile in the future. The Company believes that factors such as announcements of developments related to the Company's business, announcements of clinical results, regulatory approvals, technological innovations or new products or enhancements by the Company or its competitors, developments in the Company's relationships with its customers, partners, distributors, and suppliers, changes in analysts' estimates, regulatory developments, political and economic instability, fluctuations in results of operations and general conditions in the Company's market or the markets served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. The Company may be particularly vulnerable to fluctuations in the market price of its Common Stock given the substantial amount of time before it may achieve significant revenues from commercial sales of its products. In addition, in recent years the stock market in general, and the market for shares of small capitalization health care stocks in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Company's Common Stock will not continue to experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance. Further, it is likely that in some future quarter the Company's net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Risks Associated with International Sales

International sales are expected to account for a substantial portion of the Company's revenues in the foreseeable future. A number of risks are inherent in international transactions. International sales may be limited or disrupted by the imposition of government controls, export license requirements, economic or political instability, trade restrictions, changes in tariffs or difficulties in staffing and management. Additionally, although the Company's sales are denominated in U.S. dollars, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in currency exchange rates as well as increases in duty rates and difficulties in obtaining export licenses. The financial condition, expertise and performance of the Company's international distributors and any future international distributors could affect sales of the Company's products internationally and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition

The Company expects that significant competition in the endovascular grafting market will develop. There are many large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Company, focusing on the development of endovascular technology. Many of these companies have vascular stents, as well as vascular graft and catheter technologies that may be applicable to endovascular repair. The Company may compete against a number of these companies including: Boston Scientific Corporation; Medtronic Corporation; Pfizer Corporation; Johnson & Johnson; C.R. Bard, Inc.; and United States Surgical Corporation. Several of these companies have designed and developed products that compete directly with the Company's products. There can be no assurance that one or more of these or other companies will not develop technologies that are more effective or less costly than the Company's products, or that would otherwise render the Company's products and technology non-competitive or obsolete. Such competition could have a material, adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products could be rendered obsolete as a result of future innovations in AAA surgical techniques, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Product Liability and Availability of Insurance

The clinical use and sale of the Company's products involve significant risk of product liability claims. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Product liability insurance is expensive and in the future may not be available to the Company on acceptable terms or at all. While there have been no product liability claims to date, there can be no assurance that a product liability claim will not be brought against the Company either for injuries occurring in the past or in the future, including, but not limited to, injuries due to fractures in the attachment system of the Tube EndoGraft prosthesis. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. See "-Attachment System Fractures: Suspension of Clinical Trials in 1995."

Dependence on Key Personnel

The Company's future business and operating results depend in significant part upon the continued contributions of its key technical personnel and senior management, many of whom would be difficult to replace. None of such persons is subject to a noncompete agreement. The Company's business and future operating results also depend in significant part upon its ability to attract and retain qualified management, manufacturing, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform or the Company's inability to attract and retain skilled employees, as needed, could materially adversely affect the Company's business, financial condition and results of operations.

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

Absence of Dividends

The Company has never paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, the Company entered into a credit agreement in February, 1997, pursuant to which the Company has agreed not to make or declare any dividends on the Common Stock for so long as it is indebted under such credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

OVERVIEW

Since its inception in June 1989, the Company has been engaged in the research and development of its EGS systems and related technology for the endovascular repair of abdominal aortic aneurysms. To date, the Company has generated limited revenues and has been unprofitable since inception. For the period from incorporation to March 31, 1997, the Company has an accumulated deficit of approximately $42.1 million. The Company does not expect to begin generating significant revenues from sales of its products until it receives U.S. marketing approval and market launch, and will continue to incur substantial losses for the next several years. Furthermore, the Company expects its expenses in all categories to increase as its clinical trials and other business activities expand.

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

The Company commenced U.S. clinical trials of its original Tube EGS system in February 1993 and its Bifurcated EGS system in September 1994. Following suspension of all clinical trials in January 1995 due to attachment system fractures, and after receiving FDA clearance to reinitiate clinical trials, the Company re-initiated Phase II clinical trials of the Tube EGS system in November 1995 and reached its Phase II target enrollment in January 1997. The Company re-initiated Phase I clinical trials of the Bifurcated EGS system in December 1995. In June 1996, the Phase I clinical trial of the Bifurcated EGS system was completed, and the Phase II clinical trial of that device was initiated in August 1997 and reached its Phase II target enrollment in April 1997. Patient enrollment in each of these Phase II trials is continuing. Additional clinical testing of the Tube and Bifurcated EGS systems is required and the Company does not believe it will be able to complete clinical trials of, obtain regulatory approval for, and begin commercial sales of its EGS systems in the United States before mid-1999, if ever.

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

In June 1995, the Company became ISO 9001/EN 46001 certified and in May 1997 received CE Mark approval from an independent Dutch Notified Body for Medical Devices to market its products throughout the European Community. The Company anticipates that a substantial portion of its revenues from product sales over the next several years will be derived from international sales through its distributor network. Any such international sales will be subject to a number of risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations.

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

RESULTS OF OPERATIONS

The Periods Ended March 31, 1997 and March 31, 1996

In 1996, the Company began recognizing revenue on sales of its products used in clinical trials. During the three month period ended March 31, 1997, the Company recognized approximately $843,000 in sales, 31% of which were international sales. During this period, sales from the Bifurcated EGS System accounted for approximately 58% of total sales, the Aortoiliac EGS System for 18% of total sales, and the Tube EGS System for 17% of total sales. Sales of various ancillary devices to international distributors accounted for 7% of total sales. For the same period in 1996, the Company recognized $103,000 in sales, comprised primarily of sales of the Tube EGS System made to clinical centers in the United States. The international sales price to European distributors is expected to increase due to receipt of CE Mark approval. Currently prices range from approximately 55% to 60% of the U.S. price. Revenue, with the exception of ancillary devices, is recognized only upon successful implantation of an EndoGraft prosthesis.

Gross margin for the three month period ended March 31, 1997 was approximately $67,000, or 7% of product sales. Negative gross margin for the three month period ended March 31, 1996 was approximately $14,000, or 13% of product sales. A positive gross margin was reported for the first quarter of 1997 due to higher sales volume. Higher volume allows fixed costs to be spread over a greater number of units, thereby decreasing the cost per unit. The negative gross margin reported in 1996 reflected the Company's early stage of manufacturing.

Research and development expenses include research, development, clinical and regulatory expenses and certain manufacturing expenses. Research and development for the three month period ended March 31, 1997 increased to approximately $3,650,000 from approximately $2,453,000 for the comparable three month period in 1996. The increase in spending was due primarily to higher clinical trial costs, which is directly related to the increased sales volume in the U.S. The balance of the increased spending is due primarily to personnel costs associated with headcount increases. The Company believes that research and development expenses will continue to increase in the future due to clinical trial expenses and continuing research spending and regulatory requirements.

Selling, general and administrative expenses increased to approximately $1,192,000 during the three month period ended March 31, 1997 from approximately $437,000 in the first quarter of 1996. The increase in spending was due primarily to the establishment of a sales and marketing function during the second quarter of 1996, and the 1997 period includes the costs associated with the Company's European operations. Increases in personnel account for the balance of the increased spending. The Company anticipates continued increases in administrative expenses due to the increased level of business activities.

The net loss of approximately $4,568,000 for the three months ended March 31, 1997 was greater than the net loss of approximately $2,666,000 for the comparable period in 1996 due primarily to the increase in research and development spending and the establishment of a marketing organization in Europe.

The Company has not incurred any income tax expense since inception due to its history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed an initial public offering of two million shares of Common Stock with net proceeds to the Company of approximately $21.6 million after deducting the underwriters discount, commissions and offering expenses. Cash, cash equivalents and available-for-sale securities were approximately $13.4 million at March 31, 1997. Prior to its initial public offering, the Company had financed its operations since inception through private sales of capital stock and interest income on proceeds from such financings.

Cash used in operating activities for the three months ended March 31, 1997 increased to approximately $4,521,000 from approximately $2,397,000 for the comparable period in 1996, reflecting an increased net loss principally related to increased research and development expenditures and the establishment of a marketing organization in Europe.

Cash used for purchases of property and equipment in the three month period ended March 31, 1997 was approximately $470,000, as compared to approximately $340,000 for the same period in 1996. The increase was due primarily to increased research and development activities.

In February 1997, the Company secured a credit facility of $30 million (the "Funds"). However, the credit agreement requires the Company to satisfy certain conditions, the failure of which would prevent the Company from drawing the Funds. Furthermore, any default by the Company under the credit agreement would result in the acceleration of the Company's obligation to repay any drawn Funds. In the event that the Company is unable to borrow Funds or repay Funds previously borrowed on an accelerated basis, the Company's business, financial condition and results of operations could be materially adversely affected. Pursuant to the credit agreement the Company has agreed not to make or declare any dividends on the Common Stock for so long as it is indebted under such agreement.

The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing, the establishment of a sales and marketing organization and ongoing administrative activities. The Company anticipates that the proceeds of the initial public offering and interest thereon, together with the pre-existing cash and cash equivalents and available-for-sale securities, and capital available under its credit facility will be sufficient to fund its operations and planned new product development, including increased working capital expenditures, through the next 12 months.

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

PART II    OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          See Exhibits incorporated by reference on Page 20
          See Exhibits 11.1 and 10.15 beginning on Page 21

     b)   Reports on form 8-K

          There were no reports filed of Form 8-K during the quarterly period ended March 31, 1997.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ENDOVASCULAR TECHNOLOGIES, INC.
                                  (Registrant)



Date:                     May 12, 1997                                 /s/ W. James Fitzsimmons
           ------------------------------------------        --------------------------------------------
                                                                         W. James Fitzsimmons
                                                                            President and
                                                                        Chief Executive Officer
                                                                     (Principal Executive Officer)




Date:                     May 12, 1997                                    /s/ G. Bradley Cole
           ------------------------------------------        --------------------------------------------
                                                                            G. Bradley Cole
                                                                     Vice President, Finance and
                                                                        Chief Financial Officer
                                                             (Principal Financial and Accounting Officer)

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  EXHIBIT INDEX


        EXHIBIT NO.     DESCRIPTION                                                                        PAGE NO.
        -----------     -----------                                                                        --------
            *3.1        Restated Certificate of Incorporation of the Company.
         ****3.2        Bylaws of the Company.
         ****4.1        Reference is made to Exhibits 3.1  and 3.2.
            *4.2        Specimen Common Stock certificate.
            *4.3        Fourth Amended and Restated Investor Rights Agreement,
                        dated August 15, 1994, among the Company and the
                        investors and the founders named therein.
         ****4.4        Credit Agreement between the Company and Guidant Corporation, dated February 28, 1997.
           *10.1        Form of Indemnification Agreement.
           *10.2        1989 Stock Option Plan.
           *10.3        1995 Stock Option Plan.
           *10.4        Employee Stock Purchase Plan.
           *10.5        1996 Incentive Compensation Plan.
           *10.6        Employment agreement between the Company and W. James Fitzsimmons.
           *10.7        Employment agreement between the Company and Victor M. Bernhard.
          **10.8        Employment agreement between the Company and Ronald R. Giannotti.
         ***10.9        Employment agreement between the Company and Elizabeth A. McDermott.
          **10.10       Lease by and between Menlo  Business Park and Patrician
                        Associates, Inc. and the Company, as amended by First
                        Amendment to Lease Agreement, dated February 26, 1996.
        ****10.11       Rights Agreement between the Company and ChaseMellon Shareholder
                        Services dated February 5, 1997.
        ****10.12       Promissory Note Secured by Second Deed of Trust between the
                        Company and Ronald R. Giannotti dated February 9, 1997.
        ****10.13       Officer Severance Plan and Summary Plan Description effective
                        September 24, 1996.
        ****10.14       Multimedia Development Agreement between the Company and
                        Engineering Animation, Inc. dated  March 19, 1997.
            10.15       Promissory Note Secured by Second Deed of Trust between the
                        Company and Lori E. Adels dated April 11, 1997.
            11.1        Computation of Net Loss Per Share.
            27.1        Financial Data Schedule.


----------

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

**** Incorporated by reference from an exhibit to the Company Annual Report on Form 10-K filed with the Commission on March 28, 1997.