Form 10-Q
period 1997-06-30
ENDOVASCULAR TECHNOLOGIES INC
filed 1997-08-11
CIK 1005122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                  --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              YES [X]   NO [ ]

The number of shares outstanding of the issuer's common stock as of August 6, 1997 was 8,538,050.


       This document contains 21 pages and the Exhibit Index is on Page 20

                         ENDOVASCULAR TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION                                                             PAGE
----------------------------------                                                             ----

   Item 1.   Financial Statements

             Condensed Balance Sheets as of June 30, 1997 and
             December 31, 1996                                                                  3

             Condensed Statements of Operations for the Three and Six Month
             Periods Ended June 30, 1997 and June 30, 1996                                      4

             Condensed Statements of Cash Flows for the Six Month Periods Ended
             June 30, 1997 and June 30, 1996                                                    5

             Notes to Condensed Financial Statements                                            6

             Risk Factors                                                                       7


   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                         14



PART II.     OTHER INFORMATION
------------------------------

   Item 6.   Exhibits and Reports on Form 8-K                                                  18

   Signatures                                                                                  19

   Exhibit Index                                                                               20

   Exhibits                                                                                    21

                         ENDOVASCULAR TECHNOLOGIES, INC.


                            CONDENSED BALANCE SHEETS

                                                                          June 30,         December 31,
                                                                            1997               1996
                                                                        ------------       ------------
ASSETS                                                                   (unaudited)
Current Assets
        Cash and cash equivalents                                       $  1,045,888       $  2,530,792
        Securities available-for-sale                                      7,048,247         15,328,545
        Accounts receivable                                                  827,973            505,440
        Interest receivable                                                  210,917            269,329
        Inventory                                                            357,740                 --
        Prepaids and other                                                   573,745            306,837
        Notes receivable from employees                                      381,501             31,501
                                                                        ------------       ------------
                 Total current assets                                     10,446,011         18,972,444

Property and equipment, net                                                2,615,575          1,905,579

Other assets                                                                  72,861             74,361
                                                                        ------------       ------------
                 Total assets                                           $ 13,134,447       $ 20,952,384
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
        Accounts payable                                                     365,022            714,323
        Accrued and other liabilities                                      2,752,445          1,563,384
                                                                        ------------       ------------
                 Total current liabilities                                 3,117,467          2,277,707
                                                                        ------------       ------------

Stockholders' Equity

        Common stock, $0.00001 par value:

                 Authorized:  30,000,000 shares at June 30, 1997
                 and December 31, 1996, respectively; issued and
                 outstanding: 8,512,061 and 8,402,371 shares at
                 June 30, 1997 and December 31, 1996, respectively                85                 84

        Additional paid-in capital                                        56,894,166         56,298,754
        Deferred compensation                                                (68,280)           (81,934)
        Accumulated deficit                                              (46,808,991)       (37,542,227)
                                                                        ------------       ------------
                 Total stockholders' equity                               10,016,980         18,674,677
                                                                        ------------       ------------
                 Total liabilities and stockholders' equity             $ 13,134,447       $ 20,952,384
                                                                        ============       ============


            See accompanying notes to condensed financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                 -----------------------------       -----------------------------
                                                     1997              1996              1997              1996
                                                 -----------       -----------       -----------       -----------

Net product sales                                $   844,180       $   252,500       $ 1,687,305       $   355,500
Cost of goods sold                                   782,461           315,047         1,558,283           432,087
                                                 -----------       -----------       -----------       -----------
     Gross margin                                     61,719           (62,547)          129,022           (76,587)

Operating costs and expenses
     Research and development                      3,673,318         2,828,651         7,323,534         5,287,303
     Selling, general and administrative           1,239,541           696,824         2,431,861         1,128,393
                                                 -----------       -----------       -----------       -----------
         Total operating costs and expenses        4,912,859         3,525,475         9,755,395         6,415,696

Loss from operations                              (4,851,140)       (3,588,022)       (9,626,373)       (6,492,283)

Interest income                                      152,569           362,085           359,609           600,402
                                                 -----------       -----------       -----------       -----------
Net loss                                         $(4,698,571)      $(3,225,937)      $(9,266,764)      $(5,891,881)
                                                 ===========       ===========       ===========       ===========
Net loss per share                               $     (0.55)      $     (0.38)      $     (1.09)      $     (0.73)
                                                 ===========       ===========       ===========       ===========
Shares used in computing net loss per share        8,495,503         8,465,573         8,466,979         8,052,827


            See accompanying notes to condensed financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                     -------------------------------
                                                                         1997               1996
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (9,266,764)      $ (5,891,881)
                                                                     ------------       ------------
Adjustments to reconcile net loss to net cash used in
operating activities -
     Depreciation and amortization                                        271,810            145,196
     Amortization of deferred compensation                                 13,654             13,654
     Changes in current assets and liabilities -
        Accounts receivable                                              (322,533)          (242,500)
        Interest receivable                                                58,412           (164,052)
        Inventory                                                        (357,740)              --
        Prepaids and other                                               (266,908)           (95,165)
        Note receivable from employees                                   (350,000)              --
        Other assets                                                         --              (20,205)
        Accounts payable                                                 (349,301)           242,393
        Accrued and other liabilities                                   1,189,061            346,816
                                                                     ------------       ------------
           Total adjustments                                             (113,545)           226,137
                                                                     ------------       ------------
           Net cash used in operating activities                       (9,380,309)        (5,665,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of securities available-for-sale                      (4,471,161)       (27,886,447)
        Sale/maturity of securities available-for-sale                 12,751,459         13,711,145
        Purchases of property and equipment                              (980,306)          (959,161)
                                                                     ------------       ------------
        Net cash provided by (used in) investing activities             7,299,992        (15,134,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of capital lease obligations                               --              (15,131)
        Proceeds from exercise of stock options                           194,451             56,206
        Proceeds from employee stock purchase plan                        222,783               --
        Stock option vesting acceleration                                 178,179               --
        Proceeds from sale of common stock                                   --           24,000,000
        Stock issuance costs                                                 --           (2,405,312)
                                                                     ------------       ------------
        Net cash provided by (used in) financing activities               595,413         21,635,763
                                                                     ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,484,904)           835,556
CASH AND CASH EQUIVALENTS, beginning of period                          2,530,792          2,203,937
                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                             $  1,045,888       $  3,039,493
                                                                     ============       ============


            See accompanying notes to condensed financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Interim Unaudited Financial Information

     The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The condensed financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10K for the year ended December 31, 1996.


     Revenue Recognition

     Revenue from product sales is related to the sale of the Company's EGS systems consisting of an endovascular prosthesis and delivery catheter. As the Company's products are in clinical trials, the Company recognizes revenue once the EGS system has been used in a surgical procedure with the exception of ancillary devices sold to its international distributors, for which revenue is recognized upon shipment. Costs of goods sold include costs attributable to the manufacture of the products.


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

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No.
     15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three and six months ended June 30, 1997, basic and diluted loss per share would be equivalent to the loss per share presented in the accompanying condensed statement of operations.

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

3.   RISK FACTORS

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


     Attachment System Fractures; Suspension of Clinical Trials January 1995

     In January 1995, the Company discovered fractures in the attachment system component of the Tube EndoGraft prosthesis during routine follow-up tests. Based on this discovery, the Company suspended its clinical trials worldwide. As of August 6, 1997 a total of 46 patients, representing approximately 51% of 91 patients, implanted prior to February 1995, with the Tube EndoGraft prosthesis in place for more than six weeks, have experienced attachment system fractures. In eight patients with fractures, the Tube EndoGraft prosthesis was removed and the AAA was treated by open surgery. Three patients with fractures have died for reasons unrelated to the attachment system fractures. The remaining patients are closely monitored by their physicians and the Company for fractures or the onset of adverse clinical consequences. The Company expects additional fractures to occur in these attachment systems. There can be no assurance that additional adverse clinical consequences will not occur in the future, which could result in the suspension of clinical trials or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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


     Limited Operating History; History of Losses; Substantial Additional Losses; Fluctuations in Operating Results

     The Company has a limited history of operations. Since its inception in June 1989, the Company has been primarily engaged in research and development of the EGS systems. The Company has experienced significant operating losses since inception, and as of June 30, 1997, the Company's accumulated deficit was approximately $46.8 million. The Company will incur substantial additional losses until it can achieve significant commercial sales of its EGS systems which are dependent on a number of factors, including receipt of marketing approval. There can be no assurance that the EGS systems or any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, results of operations have varied and are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the results of clinical trials, the introduction and market acceptance of products by the Company or competitors, international sales, the results of regulatory and reimbursement actions, the timing of orders by distributors, the expenditures incurred in the research and development of new products, competitive pricing and the expansion of manufacturing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

     Sales of EGS systems outside of the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. Countries in which the Company currently markets or intends to market EGS systems may adopt regulations in the future that could prevent the Company from marketing its EGS systems in those countries. In addition, the Company may be required to spend significant amounts of capital in order to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of capital in order to obtain FDA and foreign regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its EGS systems in the United States or foreign countries.

     Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Foreign and domestic regulatory approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. Product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following initial marketing. The Company is also be required to adhere to applicable FDA regulations setting forth current Quality Systems Regulations ("QSR") requirements, which include testing, control and documentation requirements. Ongoing compliance with QSR and other applicable regulatory requirements are monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. Changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances.


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


     Uncertainty Regarding Patents and Protection of Proprietary Technology

     The Company holds a number of issued United States and foreign patents and has filed a number of United States and counterpart patent applications in other countries. There can be no assurance that the Company's United States and foreign issued patents or pending applications will offer any protection or that they will not be challenged, invalidated or circumvented. In addition, there can be no assurance that competitors will not obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets

     The Company typically enters into confidentiality and assignment agreements in connection with employment, consulting or advisory relationships. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

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

     Absence of Dividends

     The Company has never paid cash dividends and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. In addition, the Company entered into a credit agreement in February 1997, pursuant to which the Company the Company has agreed not to make or declare any dividends on the Common Stock for so long as it is indebted under such credit agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

There can be no assurance that the Company's research and development efforts will be successfully completed. Given that the Company is in clinical testing, there can be no assurance that the Company's EGS systems will be shown to be safe and effective. Accordingly, the Company is unable to predict the likelihood that its products will be approved for marketing by the FDA or any other foreign government agency, and there can be no assurance that the Company will ever achieve either significant revenues from sales of its EGS systems or profitable operations.

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

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 1997 and June 30, 1996

In 1996, the Company began recognizing revenue on sales of its products used in clinical trials. During the three month period ended June 30, 1997, the Company recognized approximately $844,000 in sales, 43% of which were international sales. For the same period in 1996, the Company recognized $252,500 in sales, 35% of which were international sales.

During the six month period ended June 30, 1997, the Company recognized approximately $1,687,000 in sales, 37% of which were international sales. For the same period in 1996, the Company recognized $355,500 in sales, 26% of which were international sales. The international sales price to European distributors may to increase due to receipt of CE Mark approval. Currently prices range from approximately 55% to 60% of the U.S. price. Revenue, in clinical trials, is recognized only upon successful implantation of an EndoGraft prosthesis.

Gross margin for the three month period ended June 30, 1997 was approximately $62,000, or 7% of product sales. Negative gross margin for the three month period ended June 30, 1996 was approximately $63,000, or 25% of product sales. Gross margin for the six month period ended June 30, 1997 was approximately $129,000, or 7% of product sales. Negative gross margin for the six month period ended June 30, 1996 was approximately $77,000, or 22% of product sales. A positive gross margin was reported for the first six months of 1997 due to higher sales volume. Higher volume allows fixed costs to be spread over a greater number of units, thereby decreasing the cost per unit. The negative gross margin reported in 1996 reflected the Company's early stage of manufacturing.

Research and development expenses include research, development, clinical and regulatory expenses and certain manufacturing expenses. Research and development for the three month period ended June 30, 1997 increased to approximately $3,673,000 from approximately $2,829,000 for the comparable three month period in 1996. The increase in spending was due primarily to higher clinical trial costs, which is directly related to the increased sales volume in the U.S. The balance of the increased spending is due primarily to personnel costs associated with headcount increases. These same factors primarily account for the increase in the six month period ended June 30, 1997 to approximately $7,324,000 from approximately $5,287,000 in the comparable six month period in 1996. The Company believes that research and development expenses will continue to increase in the future due to clinical trial expenses and continuing research spending and regulatory requirements.

Selling, general and administrative expenses increased to approximately $1,240,000 during the three month period ended June 30, 1997 from approximately $697,000 for the comparable three month period in 1996. The 1997 period includes the costs associated with the Company's European operations. Increases in personnel account for the balance of the increased spending. For the six month period ended June 30, 1997, selling, general and administrative expenses increased to approximately $2,432,000 from approximately $1,128,000. The increase in spending was due primarily to the establishment of a sales and marketing function during the second quarter of 1996 and includes the costs associated with the Company's European operations. Increases in personnel account for the balance of the increased spending. The Company anticipates continued increases in administrative expenses due to the increased level of business activities.

The net loss of approximately $4,699,000 for the three months ended June 30, 1997 was greater than the net loss of approximately $3,226,000 for the comparable period in 1996 due primarily to the increase in research and development spending, principally related to clinical trial costs, as well as the establishment of a marketing organization in Europe. Similarly, for the six months ended June 30, 1997, the net loss of approximately $9,267,000 has increased from approximately $5,892,000 reported for the six month period ended June 30, 1996, primarily due to increases in research and development, principally related to clinical trial costs, as well as European marketing.

The Company has not incurred any income tax expense since inception due to its history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed an initial public offering of two million shares of Common Stock with net proceeds to the Company of approximately $21.6 million after deducting the underwriters discount, commissions and offering expenses. Cash, cash equivalents and available-for-sale securities were approximately $8.1 million at June 30, 1997.

Cash used in operating activities for the six months ended June 30, 1997 increased to approximately $9,380,000 from approximately $5,666,000 for the comparable period in 1996, related to increased spending for research and development expenditures, primarily clinical trials costs, and the establishment of a marketing organization in Europe.

Cash used for purchases of property and equipment in the six month period ended June 30, 1997 was approximately $980,000, as compared to approximately $959,000 for the same period in 1996. The 1996 period includes costs associated with a facilities expansion and the 1997 period includes development payments on a software diagnostic project that is targeted to provide 3-D modeling of patient anatomy to assist in selection, delivery and implantation of the Company's products.

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

The Company expects to continue to incur substantial expenses in support of additional research and development activities, including costs of clinical studies, manufacturing, the establishment of a sales and marketing organization and ongoing administrative activities. The Company anticipates that pre-existing cash and cash equivalents and available-for-sale securities and capital available under its credit facility will be sufficient to fund its operations and planned new product development, including increased working capital expenditures, through the next 12 months.

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

PART II OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits
         See Exhibits incorporated by reference on Page 20
         See Exhibit 11.1 on Page 21

    b)   Reports on form 8-K
         There were no reports filed of Form 8-K during the quarterly period ended June 30, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ENDOVASCULAR TECHNOLOGIES, INC.
                                  (Registrant)





Date:        August 7, 1997                 /s/ W. James Fitzsimmons
         ---------------------          ----------------------------
                                              W. James Fitzsimmons
                                                 President and
                                             Chief Executive Officer
                                          (Principal Executive Officer)




Date:        August 7, 1997                    /s/ G. Bradley Cole
         ---------------------          --------------------------
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
                    Engineering Animation, Inc. dated  March 19, 1997.
      *****10.15    Promissory Note Secured by Second Deed of Trust between the
                    Company and Lori E. Adels dated April 11, 1997.
           11.1     Computation of Net Loss Per Share.                                            21
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

***** Incorporated by reference from an exhibit to the Company Form 10-Q filed with the Commission on May 15, 1997.