Form 10-Q
period 1997-09-30
ENDOVASCULAR TECHNOLOGIES INC
filed 1997-11-12
CIK 1005122

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

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

The number of shares outstanding of the issuer's common stock as of November 3, 1997 was 8,550,262.


       This document contains 21 pages and the Exhibit Index is on Page 20

                         ENDOVASCULAR TECHNOLOGIES, INC.


                                TABLE OF CONTENTS


PART I.          FINANCIAL INFORMATION                                                        PAGE

  Item 1.        Financial Statements

                 Condensed Balance Sheets as of September 30, 1997 and
                 December 31, 1996                                                              3

                 Condensed Statements of Operations for the Three and Nine Month
                 Periods Ended September 30, 1997 and September 30, 1996                        4

                 Condensed Statements of Cash Flows for the Nine Month Periods Ended
                 September 30, 1997 and September 30, 1996                                      5

                 Notes to Condensed Financial Statements                                        6

                 Risk Factors                                                                   7


  Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                           15



PART II.         OTHER INFORMATION

  Item 5.        Other Information                                                             18

  Item 6.        Exhibits and Reports on Form 8-K                                              18

  Signatures                                                                                   19

  Exhibit Index                                                                                20

  Exhibits                                                                                     21

                         ENDOVASCULAR TECHNOLOGIES, INC.



                            CONDENSED BALANCE SHEETS


                                                                September 30,   December 31,
                                                                    1997           1996
                                                                -------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents                                     $ 4,536,962     $ 2,530,792
  Securities available-for-sale                                   5,136,010      15,328,545
  Accounts receivable                                             1,169,700         505,440
  Interest receivable                                               153,210         269,329
  Inventory                                                         340,807               -
  Prepaids and other                                                475,424         306,837
  Notes receivable from employees                                   386,501          31,501
                                                                -----------     -----------
        Total current assets                                     12,198,614      18,972,444

Property and equipment, net                                       2,805,140       1,905,579
Other assets                                                         72,111          74,361
                                                                -----------     -----------
        Total assets                                            $15,075,865     $20,952,384
                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  927,711         714,323
  Accrued and other liabilities                                   2,795,224       1,563,384
                                                                -----------     -----------
        Total current liabilities                                 3,722,935       2,277,707
                                                                -----------     -----------
Line of credit, plus accrued interest                             7,044,301               -
                                                                -----------     -----------
Stockholders' Equity
  Common stock, $0.00001 par value:
        Authorized: 30,000,000 shares at September 30, 1997
        and December 31, 1996, respectively; issued and
        outstanding: 8,543,356 and 8,402,371 shares at
        September 30, 1997 and December 31, 1996,
        respectively                                                     86              84
  Additional paid-in capital                                     57,291,818      56,298,754
  Deferred compensation                                             (61,453)        (81,934)
  Accumulated deficit                                           (52,921,822)    (37,542,227)
                                                                -----------     -----------
        Total stockholders' equity                                4,308,629      18,674,677
                                                                -----------     -----------
        Total liabilities and stockholders' equity              $15,075,865     $20,952,384
                                                                ===========     ===========






            See accompanying notes to condensed financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                  --------------------------------     -------------------------------
                                      1997               1996              1997             1996
                                  -----------        -----------       ------------      -----------
Net product sales                 $   939,840        $   303,500       $  2,627,145      $   659,000
Cost of goods sold                    833,171            369,336          2,391,454          801,423
                                  -----------        -----------       ------------      -----------
      Gross margin                    106,669            (65,836)           235,691         (142,423)

Operating costs and expenses
  Research and development          5,031,460          3,178,248         12,354,994        8,465,551
  Selling, general and
    administrative                  1,237,862            552,072          3,669,723        1,680,465
                                  -----------        -----------       ------------      -----------
      Total operating costs
        and expenses                6,269,322          3,730,320         16,024,717       10,146,016

Loss from operations               (6,162,653)        (3,796,156)       (15,789,026)     (10,288,439)

Interest income (net)                  49,822            289,123            409,431          889,525
                                  -----------        -----------       ------------      -----------
Net loss                          $(6,112,831)       $(3,507,033)      $(15,379,595)     $(9,398,914)
                                  ===========        ===========       ============      ===========
Net loss per share                $     (0.72)       $     (0.42)      $      (1.81)     $     (1.16)
                                  ===========        ===========       ============      ===========
Shares used in computing
  net loss per share                8,532,942          8,354,857          8,488,966        8,104,817
                                  ===========        ===========       ============      ===========



            See accompanying notes to condensed financial statements

            See accompanying notes to condensed financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.



                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                      1997             1996
                                                                 -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $(15,379,595)    $  (9,398,914)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                                    427,202           264,955
     Amortization of deferred compensation                             20,481            20,481
     Changes in current assets and liabilities:
        Accounts receivable                                          (664,260)         (309,856)
        Interest receivable                                           116,119           (57,005)
        Inventory                                                    (340,807)               --
        Prepaids and other                                           (168,587)           22,102
        Note receivable from employees                               (355,000)               --
        Other assets                                                       --           (20,205)
        Accounts payable                                              213,388           (36,149)
        Accrued and other liabilities                               1,231,840           748,721
        Accrued interest payable                                       44,301                --
                                                                 -------------    --------------
          Net cash used in operating activities                   (14,854,918)       (8,765,870)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of securities available-for-sale                   (7,608,924)      (31,531,776)
       Sale/maturity of securities available-for-sale              17,801,459        20,725,964
       Purchases of property and equipment                         (1,324,513)       (1,279,978)
                                                                 -------------    --------------
       Net cash provided by (used in) investing activities          8,868,022       (12,085,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Drawdown on line of credit                                   7,000,000                --
       Repayment of capital lease obligations                              --           (15,131)
       Proceeds from exercise of stock options                        207,937           153,184
       Proceeds from employee stock purchase plan                     474,064           155,530
       Stock option vesting acceleration                              311,065                --
       Proceeds from sale of common stock                                  --        21,594,688
                                                                 -------------    --------------
       Net cash provided by financing activities                    7,993,066        21,888,271
                                                                 -------------    --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,006,170         1,036,611

CASH AND CASH EQUIVALENTS, beginning of period                      2,530,792         2,203,937
                                                                 -------------    --------------
CASH AND CASH EQUIVALENTS, end of period                         $  4,536,962     $   3,240,548
                                                                 =============    ==============



            See accompanying notes to condensed financial statements

                         ENDOVASCULAR TECHNOLOGIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Interim Unaudited Financial Information

    The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("Commission"). They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The condensed financial statements should be read in conjunction with the Company's annual audited financial statements included in the Company's Form 10K for the year ended December 31, 1996.


    Revenue Recognition

    Revenue from product sales is related to the sale of the Company's Ancure systems consisting of an endovascular prosthesis and delivery catheter and other ancillary items. The Company recognizes revenue once the Ancure system has been used in a surgical procedure. Costs of goods sold include costs attributable to the manufacture of the products.


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

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No.
    15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. For the three and nine months ended September 30, 1997, basic and diluted loss per share would be equivalent to the loss per share presented in the accompanying condensed statement of operations.

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

    At September 30, 1997, there was a principal balance of $7,000,000 owing under this agreement, with approximately $44,000 of accrued interest.


3.  SUBSEQUENT EVENT

    On October 5, 1997 a definitive merger agreement was signed for Guidant Corporation ("Guidant") to acquire the Company. The transaction will be a tax-free, stock-for-stock exchange, and will be accounted for as a pooling of interests transaction. As a result of the Merger, Company stockholders will have the right to receive, in exchange for each share of Company Common Stock they own, the number of shares of Guidant Common Stock determined by dividing $20.00 by the average price of a share of Guidant Common Stock during a specified period. However, if the average price of a share of Guidant Common Stock during a specified period is greater than or equal to $46.63 but less than or equal to $51.75, then Company stockholders will have the right to receive, in exchange for each share of Company Common Stock they own, 0.3865 of a share of Guidant Common Stock, and if the average price of a share of Guidant Common Stock during a specified period is less than $46.63, then Company stockholders will have the right to receive, in exchange for each share of Company common Stock they own, the number of share of Guidant Common Stock determined by dividing $18.00 by the average price of a share of Guidant Common Stock during a specified period. The merger is subject to certain closing conditions, including approval by Company stockholders and Hart-Scott-Rodino anti-trust clearance. The transaction is expected to be consummated in the first quarter of 1998.

    RISK FACTORS

    Early Stage of Clinical Trials; No Assurance of Safety and Efficacy

    The Company's Ancure systems for endovascular abdominal aortic aneurysm
    (AAA) repair are at an early stage of clinical testing. There can be no assurance that the Company's products will prove to be safe and effective in clinical trials or will ultimately be cleared for marketing by United States or foreign regulatory authorities. The Company does not expect to submit a PMA for any of its Ancure systems until 1998, and there can be no assurance that the Company will ever submit a PMA or that, if submitted, such PMA will be approved by the FDA. If the Tube, Bifurcated or Aortoiliac Ancure systems do not prove to be safe and effective in clinical trials or if the Company is otherwise unable to commercialize either system successfully, the Company's business, financial condition and results of operations will be materially adversely effected and cessation of the Company's business could occur.

    During the course of its clinical trials, the Company identifies technical difficulties and areas of improvement for its products. The clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals. For example, the Company continues to observe blood flow outside the implant ("Perigraft Flow") in patients treated with the Tube and Bifurcated Ancure systems. The clinical significance of Perigraft Flow is unknown. There can be no assurance that Perigraft Flow or other difficulties will not have a material adverse effect on the safety and efficacy of the Company's Ancure systems or any follow-on devices and thereby prevent the Company from obtaining PMA approval from the FDA.


    Attachment System Fractures; Suspension of Clinical Trials January 1995

    In January 1995, the Company discovered fractures in the attachment system component of the Tube EndoGraft prosthesis during routine follow-up tests. Based on this discovery, the Company suspended its clinical trials worldwide. As of November 3, 1997 a total of 46 patients, representing approximately 51% of 91 patients, implanted prior to February 1995, with the Tube EndoGraft prosthesis in place for more than six weeks, have experienced attachment system fractures. In 13 patients with fractures, the Tube EndoGraft prosthesis was removed and the AAA was treated by open surgery. Three patients with fractures have died for reasons unrelated to the attachment system fractures. The remaining patients are closely monitored by their physicians and the Company for fractures or the onset of adverse clinical consequences. The Company expects additional fractures to occur in these attachment systems. There can be no assurance that additional adverse clinical consequences will not occur in the future, which could result in the suspension of clinical trials or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

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


    Limited Operating History; History of Losses; Substantial Additional Losses; Fluctuations in Operating Results

    The Company has a limited history of operations. Since its inception in June 1989, the Company has been primarily engaged in research and development of the Ancure systems. The Company has experienced significant operating losses since inception, and as of September 30, 1997, the Company's accumulated deficit was approximately $52.9 million. The Company will incur substantial additional losses until it can achieve significant commercial sales of its Ancure systems which are dependent on a number of factors, including receipt of U.S. marketing approval. There can be no assurance that the Ancure systems or any other products of the Company will be approved, can be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales of such products. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future. Failure to achieve significant revenues or profitability would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, results of operations have varied and are expected to fluctuate significantly from quarter to quarter depending upon numerous factors, including the results of clinical trials, the introduction and market acceptance of products by the Company or competitors, international sales, the results of regulatory and reimbursement actions, the timing of orders by distributors, the expenditures incurred in the research and development of new products, competitive pricing and the expansion of manufacturing capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


    Government Regulation; Significant Time Before Submission of any PMA

    The Company's Ancure systems are subject to extensive regulation by FDA and most foreign governments. The Company does not anticipate filing a PMA for any of the Ancure systems until 1998 and does not anticipate receiving approval for at least one year after a PMA is accepted for filing, if at all. There can be no assurance as to when, or if, the Company will complete clinical trials of any of its Ancure systems or that data from such trials, if completed, will be adequate to support approval of a PMA. See "-Early Stage of Clinical Trials; No Assurance of Safety and Efficacy" and "-Attachment System Fractures; Suspension of Clinical Trials." Furthermore, there can be no assurance that the Company will be able to obtain PMA approval on a timely basis, or at all, and delays in the receipt of or failure to receive such approvals would have a material adverse effect on the Company's business, financial condition and results of operations and could result in cessation of the Company's business.

    Sales of Ancure systems outside of the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval, and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. Countries in which the Company currently markets or intends to market Ancure systems may adopt regulations in the future that could prevent the Company from marketing its Ancure systems in those countries. In addition, the Company may be required to spend significant amounts of capital in order to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of capital in order to obtain FDA and foreign regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its Ancure systems in the United States or foreign countries.

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


    No Assurance of Market Acceptance

    There can be no assurance that the Tube, Bifurcated or Aortoiliac Ancure systems will gain any significant degree of market acceptance among physicians, patients or health care payors, even if necessary regulatory and reimbursement approvals are obtained. The Company believes that recommendations by physicians and health care payors will be essential for market acceptance of the Ancure systems, and there can be no assurance that any such recommendations will be obtained. Physicians will not recommend the Tube, Bifurcated or Aortoiliac Ancure systems unless they conclude, based on clinical data and other factors, that the Ancure systems represent an acceptable alternative to open AAA surgical repair. In particular, physicians may elect not to recommend the Tube, Bifurcated or Aortoiliac Ancure procedure until such time, if ever, as successful resolution of the attachment fractures is established and the clinical significance of unresolved Perigraft Flow is better understood. Widespread use of the Company's Ancure systems would require the training of numerous physicians, and the time required to complete such training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of the Company's Ancure systems is established, physicians may elect not to use them for a number of reasons including unfavorable reimbursement from health care payors. Failure of the Company's products to achieve any significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.


    Risk of Need for Substantial Additional Capital

    The Company's development efforts have consumed substantial capital to date. The Company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of clinical trials; the timing and costs of filing future IDEs, PMAs and PMA supplements; the timing and costs required to receive both domestic and international governmental approvals; the extent to which the Company's products gain market acceptance; the timing and costs of product introductions; the extent of the Company's ongoing research and development programs; and the costs of developing marketing and distribution capabilities, if regulatory approvals are received. In February 1997, the Company entered into a credit agreement pursuant to which the Company may borrow up to $30,000,000 (the "Funds"), subject to the terms and conditions of the credit agreement. On September 16, 1997, the Company borrowed $7 million under the credit agreement. The Company believes that the amount of Funds available thereunder, together with existing cash, cash equivalents and short-term investments will allow the Company to meet capital its requirements for at least the next 12 months. However, the credit agreement requires the Company to satisfy certain conditions, the failure of which would prevent the Company from drawing the Funds. Furthermore, any default by the Company under the credit agreement would result in the acceleration of the Company's obligation to repay any drawn Funds. In the event that the Company is unable to borrow additional Funds under the credit agreement or repay Funds previously borrowed on an accelerated basis, the Company's business, financial condition and results of operations could be materially adversely affected. Furthermore, the Company may be required to seek additional debt or equity financing. Issuance of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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


    Dependence on Key Suppliers; Limited Manufacturing Experience

    The Company uses or relies on sole source suppliers for certain components and services used to manufacture its Ancure systems. The Company utilizes materials supplied by third parties, including raw material manufactured by Dow Chemical Co. ("Dow Chemical") and DuPont, in its products. In recent years, in the wake of litigation surrounding silicone breast implants, both Dow Chemical and DuPont have ceased supplying chemical raw materials for use in implantable medical devices, including DuPont raw material used to produce the graft material utilized in the Company's EndoGraft prostheses. There can be no assurance that use of such graft material by the Company will not be restricted or that the Company will be able to obtain additional quantities of such graft material in the future. Moreover, the continued use by the Company of graft material based on chemical raw materials manufactured by third parties could subject the Company to liability exposure. The Company believes that the cessation of the supply of components and materials for implantable medical devices may be addressed through legislative action. There can be no assurance that such legislative action will occur on a timely basis, if at all. The establishment of additional or replacement suppliers for certain of these components of raw materials cannot be accomplished quickly, particularly because of the time and effort required to obtain FDA approval to use materials from alternative suppliers. Although the Company routinely attempts to identify primary and alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition and results of operations.

    The Company manufactures its products at its Menlo Park, California facility. To date, the Company's manufacturing activities have consisted primarily of producing limited quantities of products for use in clinical trials and controlled market release. The manufacture of the Company's products is a complex and costly operation involving a number of separate processes and components. Certain manufacturing processes of the Ancure systems are labor intensive and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. There can be no assurance that the Company will be able to achieve cost reductions in the manufacture of its products. The Company does not have experience in manufacturing its products in the commercial quantities that might be required if the Company receives PMA approval. Manufacturers often encounter difficulties in scaling up manufacturing of new products, including problems involving product yields, quality control and assurance, component and service availability, adequacy of control policies and procedures and lack of qualified personnel. The Company has and will continue to consider as appropriate the internal manufacture of components currently provided by third parties, as well as the implementation of new production processes. There can be no assurance that manufacturing yields or costs will not be adversely affected by the transition to in-house production or to new production processes when and if such efforts are undertaken, and thereby materially and adversely affect the Company's business, financial condition and results of operations.


    Limitations on Third-Party Reimbursement

    In the United States, the Company's products will be purchased primarily by medical institutions which then bill various third-party payors, such as Medicare, Medicaid and other government programs and private insurance plans, for the health care services provided to their patients. Medicare traditionally has considered items or services involving devices that have not been approved or cleared for marketing by the FDA to be precluded from Medicare coverage. There can be no assurance, however, that any of the Ancure systems and related services will be covered when they are used in clinical trials and, if covered, whether the payment amounts for their use will be considered to be adequate by hospitals and physicians. If the devices are not covered or the payments are considered to be inadequate, the Company may need to bear additional costs to sponsor such trials, and such costs could have a material adverse effect on the Company's business, financial condition and results of operations. Even if a device has received approval or clearance for marketing by the FDA, there can be no assurance that Medicare will cover the device and related services. Furthermore, Medicare may place certain restrictions on the circumstances in which coverage will be available. Limited or no coverage of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

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


    Limited Sales and Marketing Experience; Dependence on International Distributors

    The Company currently has a small sales and marketing function and has limited experience in marketing and selling its Ancure systems. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel. The Company plans to rely on distributors for substantially all of its international sales. Any foreign sales by the Company may be subject to certain risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations. The loss of major international distributors could have a material adverse effect on the Company's business, financial condition and results of operations.


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


    Influence  by Officers, Directors and Principal Stockholders

    The Company's officers, directors and principal stockholders beneficially own a significant portion of the Company's Common Stock (assuming exercise of immediately exercisable options held by such directors and officers). As a result, such persons may have the ability to influence the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.


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

OVERVIEW

Since its inception in June 1989, the Company has been engaged in the research and development of its Ancure systems and related technology for the endovascular repair of abdominal aortic aneurysms. To date, the Company has generated limited revenues and has been unprofitable since inception. The Company does not expect to begin generating significant revenues from sales of its products until it receives U.S. marketing approval and market launch, and will continue to incur substantial losses for the next several years. Furthermore, the Company expects its expenses in all categories to increase as its clinical trials and other business activities expand.

The research, manufacture, sale and distribution of medical devices such as the Company's Ancure systems are subject to numerous regulations imposed by governmental authorities, principally FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a PMA application is required before any Ancure system can be marketed in the United States. Securing FDA approvals and clearances will require submission to the FDA of extensive clinical data and technical information. Many foreign governments and the European Union also have a review process for medical devices.

The Company commenced U.S. clinical trials of its original Tube Ancure system in February 1993 and its Bifurcated Ancure system in September 1994. Following suspension of all clinical trials in January 1995 due to attachment system fractures, and after receiving FDA clearance to re-initiate clinical trials, the Company re-initiated Phase II clinical trials of the Tube Ancure system in November 1995 and reached its Phase II target enrollment in January 1997. The Company re-initiated Phase I clinical trials of the Bifurcated Ancure system in December 1995. In June 1996, the Phase I clinical trial of the Bifurcated Ancure system was completed, and the Phase II clinical trial of that device was initiated in August 1996 and reached its Phase II target enrollment in April 1997. Patient enrollment in each of these Phase II trials is continuing. Additional clinical testing of the Tube and Bifurcated Ancure systems is required and the Company does not believe it will be able to complete clinical trials of, obtain regulatory approval for, and begin commercial sales of its Ancure systems in the United States before mid-1999, if ever.

In October 1996, the Company received approval from the FDA to begin Phase II clinical trials of the Aortoiliac Ancure system, bypassing the Phase I trial. The Aortoiliac Ancure system utilizes an endovascular prosthesis that is a hybrid between the Company's Tube EndoGraft and Bifurcated EndoGraft. The device is designed to address aneurysms in which one iliac artery is unsuitable for endovascular attachment of an implant.

In June 1995, the Company became ISO 9001/EN 46001 certified and in May 1997 received CE Mark approval from an independent Dutch Notified Body for Medical Devices to market its products throughout the European Community. The Company anticipates that a substantial portion of its revenues from product sales over the next year will be derived from international sales through a distributor network. Any such international sales will be subject to a number of risks, including exchange rate fluctuations, international monetary conditions, tariffs, import licenses, trade policies, domestic and foreign tax policies and foreign medical regulations.

There can be no assurance that the Company's research and development efforts will be successfully completed. Given that the Company is in clinical testing, there can be no assurance that the Company's Ancure systems will be shown to be safe and effective. Accordingly, the Company is unable to predict the likelihood that its products will be approved for marketing by FDA, and there can be no assurance that the Company will ever achieve either significant revenues from sales of its Ancure systems or profitable operations.

On October 5, 1997 a definitive merger agreement was signed for Guidant Corporation ("Guidant") to acquire the Company. The transaction will be a tax-free, stock-for-stock exchange, and will be accounted for as a pooling of interests transaction. As a result of the Merger, Company stockholders will have the right to receive, in exchange for each share of Company Common Stock they own, the number of shares of Guidant Common Stock determined by dividing $20.00 by the average price of a share of Guidant Common Stock during a specified period. However, if the average price of a share of Guidant Common Stock during a specified period is greater than or equal to $46.63 but less than or equal to $51.75, then Company stockholders will have the right to receive, in exchange for each share of Company Common Stock they own, 0.3865 of a share of Guidant Common Stock, and if the average price of a share of Guidant Common Stock during a specified period is less than $46.63, then Company stockholders will have the right to receive, in exchange for each share of Company common

Stock they own, the number of share of Guidant Common Stock determined by dividing $18.00 by the average price of a share of Guidant Common Stock during a specified period. The merger is subject to certain closing conditions, including stockholder approval.

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




RESULTS OF OPERATIONS


Three and Nine Month Periods Ended September 30, 1997 and September 30, 1996

In 1996, the Company began recognizing revenue on sales of its products used in clinical trials. During the three month period ended September 30, 1997, the Company recognized approximately $940,000 in sales, 34% of which were international sales. For the same period in 1996, the Company recognized $303,500 in sales, 29% of which were international sales.

During the nine month period ended September 30, 1997, the Company recognized approximately $2,627,000 in sales, 36% of which were international sales. For the same period in 1996, the Company recognized $659,000 in sales, 27% of which were international sales. The international sales price to European distributors ranges from approximately 50% to 60% of the U.S. price. Revenue, in U.S. clinical trials, is recognized only upon successful implantation of an EndoGraft prosthesis.

Gross margin for the three month period ended September 30, 1997 was approximately $107,000, or 11% of product sales. Negative gross margin for the three month period ended September 30, 1996 was approximately $66,000, or 22% of product sales. Gross margin for the nine month period ended September 30, 1997 was approximately $236,000, or 9% of product sales. Negative gross margin for the nine month period ended September 30, 1996 was approximately $142,000, or 22% of product sales. A positive gross margin was reported for the first nine months of 1997 due to higher sales volume. Higher volume allows fixed costs to be spread over a greater number of units, thereby decreasing the cost per unit. The negative gross margin reported in 1996 reflected the Company's early stage of manufacturing.

Research and development expenses include research, development, clinical and regulatory expenses and certain manufacturing and quality expenses. Research and development for the three month period ended September 30, 1997 increased to approximately $5,031,000 from approximately $3,178,000 for the comparable three month period in 1996. The increase in spending was due primarily to expedited PMA preparation activities as well as higher clinical trial costs, which is directly related to the increased sales volume in the U.S. The balance of the increased spending is due primarily to personnel costs associated with headcount increases. These same factors primarily account for the increase in the nine month period ended September 30, 1997 to approximately $12,355,000 from approximately $8,466,000 in the comparable nine month period in 1996. The Company believes that research and development expenses will continue to increase in the future due to clinical trial expenses and continuing research spending and regulatory requirements.

Selling, general and administrative expenses increased to approximately $1,238,000 during the three month period ended September 30, 1997 from approximately $552,000 for the comparable three month period in 1996. The 1997 period includes the costs associated with the Company's European operations. Increases in personnel account for the balance of the increased spending. For the nine month period ended September 30, 1997, selling, general and administrative expenses increased to approximately $3,670,000 from approximately $1,680,000 for the same period in 1996. The increase in spending was due primarily to increased sales and marketing expenses and includes the costs associated with the Company's European operations. Increases in personnel account for the balance of the increased spending. The Company anticipates continued increases in administrative expenses due to the increased level of business activities.

The net loss of approximately $6,113,000 for the three months ended September 30, 1997 was greater than the net loss of approximately $3,507,000 for the comparable period in 1996 due primarily to the increase in research and development spending, principally related to clinical trial costs and expedited PMA preparation activities, as well as the establishment of a marketing organization in Europe. Similarly, for the nine months ended September 30, 1997, the net loss of approximately $15,380,000 has increased from approximately $9,399,000 reported for the nine month period ended September 30, 1996, primarily due to the same factors mentioned above for the three month period ending on the same date.

The Company has not incurred any income tax expense since inception due to its history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

In February 1996, the Company completed an initial public offering of two million shares of Common Stock with net proceeds to the Company of approximately $21.6 million after deducting the underwriters discount, commissions and offering expenses. Cash, cash equivalents and available-for-sale securities were approximately $9.7 million at September 30, 1997.

Cash used in operating activities for the nine months ended September 30, 1997 increased to approximately $14,855,000 from approximately $8,766,000 for the comparable period in 1996, related to increased spending for research and development expenditures, primarily clinical trials costs, expedited PMA preparation activities, and personnel related costs, and the establishment of a marketing organization in Europe.

Cash used for purchases of property and equipment in the nine month period ended September 30, 1997 was approximately $1,325,000, as compared to approximately $1,280,000 for the same period in 1996. The 1996 period includes costs associated with a facilities expansion and the 1997 period includes development payments on a software diagnostic project that is targeted to provide 3-D modeling of patient anatomy to assist in selection, delivery and implantation of the Company's products.

In February 1997, the Company secured a credit facility of $30 million (the "Funds"). The credit agreement requires the Company to satisfy certain conditions, the failure of which would prevent the Company from drawing the Funds. Furthermore, any default by the Company under the credit agreement would result in the acceleration of the Company's obligation to repay any drawn Funds. During the three month period ended September 30, 1997, the Company drew down $7 million on this credit facility. In the event that the Company is unable to borrow additional Funds or repay Funds previously borrowed on an accelerated basis, the Company's business, financial condition and results of operations could be materially adversely affected. Pursuant to the credit agreement the Company has agreed not to make or declare any dividends on the Common Stock for so long as it is indebted under such agreement.

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

The Company's cash requirements may vary materially from those now planned because of results of research, development, and clinical testing, the development of regulatory submissions and the FDA regulatory process, the development of commercial-scale manufacturing capability, the development of sales, distribution and marketing capabilities, and other factors. The Company may be required to seek additional funds through debt or equity financing. Issuance of additional equity securities could result in substantial dilution to stockholders. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. In the event that the merger agreement with Guidant (see Note 3 to Financial Statements) is completed in a timely manner, no additional funds will be required either through debt or equity financing. The Company's inability to fund its capital requirements would have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also enter into collaborative arrangements with corporate partners that could provide the Company with additional funding.

PART II  OTHER INFORMATION

  ITEM 5.  OTHER INFORMATION

        See Note 3 of Notes to Financial Statements

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits
         See Exhibit Index on Page 20

    b)   Reports on form 8-K
         There were no reports filed of Form 8-K during the quarterly period ended September 30, 1997.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ENDOVASCULAR TECHNOLOGIES, INC.
                         -------------------------------
                                  (Registrant)





Date:  November 10, 1997                   /s/ W. James Fitzsimmons
     --------------------          --------------------------------------------
                                             W. James Fitzsimmons
                                                President and
                                           Chief Executive Officer
                                        (Principal Executive Officer)




Date:  November 10, 1997                     /s/ G. Bradley Cole
     --------------------           -------------------------------------------
                                                G. Bradley Cole
                                     Senior Vice President of Operations and
                                            Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                         ENDOVASCULAR TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION                                                         PAGE NO.
-----------                  -----------                                                         --------
            2.1     Agreement and Plan of Merger by and amoung Guidant
                    Corporation, Ski Acquisition Corp., and the Company dated
                    October 5, 1997.
           *3.1     Restated Certificate of Incorporation of the Company.
        ****3.2     Bylaws of the Company.
        ****4.1     Reference is made to Exhibits 3.1  and 3.2.
           *4.2     Specimen Common Stock certificate.
           *4.3     Fourth Amended and Restated Investor Rights Agreement, dated
                    August 15, 1994, among the Company and the investors and the founders named therein.
        ****4.4     Credit Agreement between the Company and Guidant Corporation, dated February 28, 1997.
          *10.1     Form of Indemnification Agreement.
          *10.2     1989 Stock Option Plan.
          *10.3     1995 Stock Option Plan.
          *10.4     Employee Stock Purchase Plan.
          *10.5     1996 Incentive Compensation Plan.
          *10.6     Employment agreement between the Company and W. James Fitzsimmons.
          *10.7     Employment agreement between the Company and Victor M. Bernhard.
         **10.8     Employment agreement between the Company and Ronald R. Giannotti.
        ***10.9     Employment agreement between the Company and Elizabeth A. McDermott.
         **10.10    Lease by and between Menlo  Business Park and Patrician
                    Associates, Inc. and the Company, as amended by First
                    Amendment to Lease Agreement, dated February 26, 1996.
       ****10.11    Rights Agreement between the Company and ChaseMellon
                    Shareholder Services dated February 5, 1997.
       ****10.12    Promissory Note Secured by Second Deed of Trust between the
                    Company and Ronald R. Giannotti dated February 9, 1997.
       ****10.13    Officer Severance Plan and Summary Plan Description effective
                    September 24, 1996.
       ****10.14    Multimedia Development Agreement between the Company and
                    Engineering Animation, Inc. dated  March 19, 1997.
      *****10.15    Promissory Note Secured by Second Deed of Trust between the
                    Company and Lori E. Adels dated April 11, 1997.
           10.16    Amendment to Rights Agreement between the Company and
                    ChaseMellon Shareholder Services, dated October 5, 1997.
           11.1     Computation of Net Loss Per Share.                                            21
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